Form 10QSB
period 1996-12-31
COTTON VALLEY RESOURCES CORP
filed 1997-02-20
CIK 1023947

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                                   -----------
                                   FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -

For the quarterly period ended December 31, 1996

OR

__ Transition report pursuant to Section 13 or 15(d) of Valley's the Securities Exchange Act of 1934

                         Commission File Number: 0-28814

                       COTTON VALLEY RESOURCES CORPORATION

             (Exact name of registrant as specified in its charter)


              Ontario, Canada                         98-0164357
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

                           8350 N. Central Expressway
                                   Suite M2030
                               Dallas, Texas 75206

                    (Address of principal executive offices)

                         Telephone Number (214) 363-1968

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90.

                  Yes ___                                     No  X

         As  of  February  1,  1997,   there  were  11,204,901   shares  of  the
Registrant's Common Stock outstanding.

                       COTTON VALLEY RESOURCES CORPORATION

                                      INDEX


                                     PART I. FINANCIAL INFORMATION      Page No.

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheet as at
         December 31, 1996                                                   3

         Condensed Consolidated Statements of Operations
         For the six months ended December 31, 1996 and 1995                 4

         Condensed Consolidated Statements of Cash Flows
         For the six months ended December 31,1996 and 1995                  5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's  Discussion  and Analysis of Financial Condition and
                  Results of Operations                                      7

                                      PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                    10

         Signatures                                                          11

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. Dollars)
                                December 31, 1996
                                   (Unaudited)

                                     ASSETS

CURRENT ASSET - Cash                                                                         $         239,905

PROVED OIL AND GAS PROPERTIES (full cost method)                                                    11,798,858

OFFICE EQUIPMENT, net of accumulated depreciation of $7,256                                             33,226

OTHER ASSETS                                                                                            43,831
                                                                                                ---------------

       Total Assets                                                                          $      12,115,820
                                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                      $         732,177
       Current portion of long-term debt                                                               586,049
                                                                                                ---------------
       Total Current Liabilities                                                                     1,318,226

ADVANCES FROM RELATED PARTIES                                                                          171,709

DEFERRED INCOME TAXES                                                                                1,293,000

STOCKHOLDERS' EQUITY:
       Preferred Stock, no par value, authorized-unlimited, none issued
       Common Stock, no par value, authorized-unlimited, 10,404,901 issued                          10,697,279
       Deficit accumulated in development stage                                                    (1,364,394)
                                                                                                ---------------
       Total Stockholders' Equity                                                                    9,332,885
                                                                                                ---------------

       Total Liabilities and Stockholders' Equity                                            $      12,115,820
                                                                                                ===============





              See accompanying note to theses financial statements
                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                       Period from
                                               Period from July 1,     Period from July 1,       February 15, 1995
                                              1996 to December 31,        1995 to December    to December 31, 1996
                                                              1996                31, 1995
                                             ----------------------   ---------------------   ---------------------
REVENUE - Oil and gas sales                       $          41,365      $               -     $            41,365

EXPENSES:
   General and administrative                               903,319                634,572               1,938,626
   Interest                                                  35,162                 21,631                 174,133
                                                                           ----------------
                                                    ----------------                             ------------------
         Total Expenses                                     938,481                656,203               2,112,759
                                                    ----------------       ----------------      ------------------

LOSS BEFORE INCOME TAXES                                  (897,116)              (656,203)             (2,071,394)

INCOME TAX BENEFIT                                          295,000                230,000                 707,000
                                                    ----------------       ----------------      ------------------

NET LOSS                                          $       (602,116)      $       (426,203)     $       (1,364,394)
                                                    ================       ================      ==================

NET LOSS PER SHARE                                $          (0.05)      $          (0.04)
                                                    ================       ================

WEIGHTED AVERAGE SHARES                                  13,390,524              9,923,236
                                                    ================       ================















              See accompanying note to theses financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                        Period from July     Period from July           Period from
                                                              1, 1996 to           1, 1995 to     February 15, 1995
                                                       December 31, 1996    December 31, 1995      to June 30, 1996
                                                     -------------------- --------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $    (602,116)   $        (426,203)   $      (1,364,394)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Deferred income tax benefit                            (295,000)            (230,000)            (707,000)
         Amortization of debt discount                                  -                    -               88,000
         Depreciation                                               5,572                    -                7,256
         Common stock issued for services                         322,932              446,950              772,063
         Change in accounts payable                              (85,674)                    -              201,016
         Other                                                    (3,263)                    -                2,580
                                                        ------------------   ------------------   ------------------
     Net Cash Used by Operating Activities                      (657,549)            (209,253)          (1,000,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties                                      -              112,500              171,709
     Sale of common stock                                         455,949                    -            2,555,821
     Issuance of convertible debentures                                 -              426,474              426,474
     Issuance of note payable subsequently converted
       into convertible debentures                                      -              146,300              146,300
     Costs related to sale of stock and debentures               (14,600)                    -            (423,976)
     Issuance of note payable                                           -                    -              250,000
     Repayment of note payable                                          -                    -            (250,000)
                                                        ------------------   ------------------   ------------------
     Net cash provided by financing activities                    441,349              685,274            2,876,328

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties                      (303,134)            (477,021)          (1,554,893)
     Purchase of other assets                                    (43,831)                    -             (81,051)
     Net cash used by investing activities                      (346,965)            (477,021)          (1,635,944)
                                                        ------------------   ------------------   ------------------

INCREASE (DECREASE) IN CASH                                     (563,165)              (1,000)              239,905

CASH  - Beginning of period                                       803,070                1,000                    -

CASH - End of                                             $       239,905   $              nil   $          239,905
     period
                                                        ==================   ==================   ==================

SUPPLEMENTAL INFORMATION
     Cash paid for                                       $         17,581   $                -   $           54,591
     interest
     Debt incurred in acquisition of oil and gas                        -                    -            1,086,049
     properties
     Conversion of debentures to common stock                           -                    -              426,474
     Retirement of debenture upon merger with Arjon                     -                    -              146,300
     Oil and gas property acquired with note payable              355,000                    -              585,000
     Oil and gas properties acquired with common stock                  -                    -            7,072,914
     Issuance of common stock for stock offering costs                  -                    -              506,409

              See accompanying note to theses financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

 (1)  Nature of Business and Basis of Preparation and Presentation

      Cotton primary business focus is the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation.

      The condensed consolidated financial statements of Cotton Valley Resources Corporation and subsidiaries (collectively "Cotton Valley") included herein have been prepared by Cotton Valley, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Cotton Valley believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included herein for the fiscal year ended June 30, 1996.

 (2)  Common Stock

      During the six months ended December 31, 1996, Cotton Valley issued 36,888 shares of common stock to individuals for services which was recorded at $30,932, issued 73,750 shares of common stock to settle debts which was recorded at $53,838, issued 400,000 shares of common stock to Liviakis Financial Communications, Inc. which was recorded at $292,000, issued 302,667 shares of common stock to former Arjon stockholders on exercise of warrants for $145,524, issued 300,000 shares of common stock in Canadian private placements for proceeds of $235,425 (before deducting costs of $14,600), and issued 100,000 shares of common stock to Liviakis Financial Communications, Inc. for cash of $75,000.


 (3)      Liviakis Financial Communications, Inc.

         During the period, Cotton Valley entered into an agreement with Liviakis Financial Communications, Inc. of Sacramento, California ("Liviakis") to assist and consult with Cotton Valley in matters concerning corporate finance and to provide investor communications and public relations services. In consideration of Liviakis' services, Cotton Valley will sell a total of 500,000 shares of common stock to Liviakis and an officer of Liviakis for $.75 per share and issue 1,490,000 shares of its common stock to Liviakis for services. Cotton Valley also granted Liviakis and an officer of Liviakis warrants to purchase 500,000 shares of its common stock from January 2, 1998, until November 8, 2001 at $.80 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

First Six Months Fiscal 1997 and First Six Months Fiscal 1996

     During the six months ended December 31, 1996, Cotton Valley incurred a net loss of $602,116. From February 15, 1995 (inception), to December 31, 1996, Cotton Valley accumulated a deficit of $1,364,394.

         The loss of $602,116 for the first six months of 1997 compares to a loss of $426,203 during the first six months of 1996. There was greater business activity during the first six months of fiscal 1997 and during this period Cotton Valley issued 400,000 shares of common stock to Liviakis Financial Communications, Inc. for services. The stock was valued at $.73 per share, based on trading on the Canadian over-the-counter market, for a total expense of $292,000.

         During the first six months of fiscal 1996, Cotton Valley issued 300,000 shares for services which was recorded at $446,950. Other expenses during this period were $209,253. The loss before income tax benefit of $230,000 was $656,203.

     Rehabilitation work on two wells in the Cheneyboro Field in the fourth quarter of fiscal 1996 resulted in oil and gas sales of $41,365 during the first six months of 1997.

     Cotton Valley acquired its interest in the Alden Field in December 1996 for $390,000 of which $35,000 was paid and $355,000 is payable upon closing which is expected to be in February or March 1997.

         During the six months ended December 31, 1996, Cotton Valley issued 36,888 shares of common stock to individuals for services which was recorded at $30,932, issued 73,750 shares of common stock to settle debts which was recorded at $53,838, issued 400,000 shares of common stock to Liviakis Financial Communications, Inc. (See "Principal Shareholders--Liviakis") which was recorded at $292,000, issued 302,667 shares of common stock to former Arjon shareholders on exercise of warrants for $145,524, issued 300,000 shares of common stock in Canadian private placements for proceeds of $235,425 (before deducting costs of $14,600), and issued 100,000 shares of common stock to Liviakis Financial Services, Inc. for cash of $75,000.

Liquidity and Capital Resources

         As of December 31, 1996, Cotton Valley had a working capital deficiency of $1,078,321 calculated by subtracting accounts payable of $732,177 and the current portion of long-term debt of $586,049 from cash of $239,905. Included in accounts payable is $230,000 representing an unpaid part of the purchase price of the Movico Filed which is not due until others who hold an interest in the property decide to commence drilling. The current portion of long-term debt is described in the following paragraph.

         Cotton Valley has promissory notes payable totaling $586,049 for the unpaid purchase price of the Cheneyboro oil and gas properties. The notes are collateralized by the properties and are due July 17,1997. Interest is payable quarterly at 12%. Management believes the notes will be extended if Cotton Valley is unsuccessful in its initial public offering.

         During the first six months of fiscal 1997, Cotton Valley purchased oil and gas interests in the Alden Field, Caddo County, Oklahoma for $390,000. Cotton Valley paid $35,000 and $355,000 is due on closing which is expected to happen during the third quarter of fiscal 1997.

         Management  is  currently   taking  the  following   action  to  obtain
short-term financing:


-    it has encouraged warrant holders to exercise warrants,

- it is actively seeking participation from other oil and gas companies to fund part of the Cheneyboro Field development,

- it is in negotiation with three parties for debt financing, in the nature of a "bridge loan" to be repaid with net proceeds of its intended offering of securities in the U.S., and

- it has entered into an agreement with Liviakis Financial Communications, Inc. of Sacramento, California ("Liviakis") which includes a provision whereby Liviakis has agreed to purchase 500,000 of Cotton Valley's shares for $375,000.

         Management believes a combination of the above steps will provide liquidity until an intended offering of securities is completed. There is no assurance management will be successful.

         Management expects to pay the outstanding amount of the Alden Field purchase of $355,000 from proceeds of a loan it is negotiating. There is no assurance management will be successful. In the event management cannot obtain financing to complete the purchase and management cannot find acceptable alternative financing, Cotton Valley may not be able to close on the Alden Field purchase.

         The net proceeds of an intended U.S. offering of securities and the anticipated sale of an interest in the offshore California property will not be sufficient to develop fully the properties. If the cash flow generated from the first five wells is less than expected, the development of properties may require capital resources greater than the net proceeds of this offering or resources otherwise currently available to Cotton Valley. Cotton Valley has no current arrangements with respect to, or sources of, additional financing. No assurance can be given that any additional financing will be available to Cotton Valley on acceptable terms or at all. The inability to obtain additional financing would have a material adverse effect on Cotton Valley, including requiring Cotton Valley to curtail significantly its deployment of the properties. Any additional financing may involve substantial dilution to the interests of Cotton Valley's then existing shareholders.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this filing, there are no legal proceedings pending against Cotton Valley.

Item 5.  Other Information

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

Certain statements in this filing, and elsewhere (such as in other filings by Cotton Valley with the Commission, press releases, presentations by Cotton Valley or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cotton Valley to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in Cotton Valley's quarterly revenues and results of operations as a result of variations in the Cotton Valley's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance, (ii) changes in the prices of oil and gas, (iii) Cotton Valley's ability to obtain capital, (iv) other risk factors commonly faced by development stage oil and gas companies.

Item 6.  Exhibits and Reports on Form 8-K

9a)      Exhibits

         The following documents are filed with this report as exhibits:

Exhibit
Number                  Description
27.01                   Financial Data Schedule







(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 19, 1997



                       COTTON VALLEY RESOURCES CORPORATION
                                  (Registrant)






Eugene A. Soltero
Chief Executive Officer




Peter Lucas
Chief Financial Officer
(Principal Financial and Accounting Officer)