Form 10QSB
period 1997-03-31
COTTON VALLEY RESOURCES CORP
filed 1997-05-15
CIK 1023947

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-QSB
                                   -----------
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-

For the quarterly period ended March 31, 1997

OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                              No ___




        As of March 31, 1997, there were 11,708,881 shares of the Registrant's Common Stock outstanding.

                       COTTON VALLEY RESOURCES CORPORATION

                                      INDEX


                            PART I. FINANCIAL INFORMATION                                              Page No.
Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheet as at
               March 31, 1997                                                                                 3

               Condensed Consolidated Statements of Operations
               For the nine months ended March 31, 1997 and 1996                                              4

               Condensed Consolidated Statements of Cash Flow
               For the nine months ended March 31, 1997 and 1996                                              5

               Notes to Condensed Consolidated Financial Statements                                           6

Item 2.        Management's   Discussion  and  Analysis  of  Financial
               Condition and Results of Operations                                                            7

                             PART 11. OTHER INFORMATION

Item 1.        Legal Proceedings                                                                              9

Item 5.        Other Information                                                                              9

Item 6.        Exhibits and Reports on Form 8-K                                                              10

               Signatures                                                                                    11

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (Expressed in U.S. Dollars)
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
        Cash                                                                $       57,145
        Accounts receivable                                                         64,145
        Prepaid expenses                                                            32,651
                                                                               ------------
        Total Current Assets                                                       153,941

PROVED OIL AND GAS PROPERTIES (full cost method)                                12,033,974

OFFICE EQUIPMENT, net of accumulated depreciation of $10,900                        44,562

OTHER ASSETS                                                                       101,520
                                                                               ------------

      Total Assets                                                          $   12,333,997
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                     $       710,184
      Current portion of long-term debt                                            586,049
                                                                             --------------
      Total Current Liabilities                                                  1,296,233

ADVANCES FROM RELATED PARTIES                                                      149,710

DEFERRED INCOME TAXES                                                            1,088,000

STOCKHOLDERS' EQUITY:
      Preferred Stock, no par value, authorized-unlimited, none issued
      Common Stock, no par value, authorized-unlimited, 11,708,881              11,527,749
        issued
      Deficit accumulated in development stage                                  (1,727,695)
                                                                             --------------
      Total Stockholders' Equity                                                 9,800,054
                                                                             --------------

      Total Liabilities and Stockholders' Equity                           $    12,333,997
                                                                             ==============


              See accompanying notes to these financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                  Period from
                                          Period from     Period from July       February 15,
                                      July 1, 1996 to     1, 1995 to March      1995 to March
                                       March 31, 1997             31, 1996           31, 1997
                                     -----------------  -------------------  -----------------
REVENUE - Oil and gas sales            $       131,986     $             -   $        131,986

EXPENSES:
  Direct costs                                  80,757                   -             80,757
  General and administrative                 1,462,532             741,467          2,497,839
  Interest                                      54,115              41,874            193,085
                                                             --------------
                                         --------------                        ---------------
        Total Expenses                       1,597,404             783,341          2,771,681
                                         --------------      --------------    ---------------

LOSS BEFORE INCOME TAXES                   (1,465,418)           (783,341)        (2,639,695)

INCOME TAX BENEFIT                             500,000             275,000            912,000
                                         --------------      --------------    ---------------

NET LOSS                               $     (965,418)     $     (508,341)   $    (1,727,695)
                                         ==============      ==============    ===============

NET LOSS PER SHARE                     $        (0.07)     $        (0.04)
                                         ==============      ==============

WEIGHTED AVERAGE SHARES
                                            13,390,524           9,923,236
                                         ==============      ==============















              See accompanying notes to these financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                   Period from
                                                         Period from July         Period from       February 15,
                                                         1, 1996 to March     July 1, 1995 to      1995 to March
                                                                 31, 1997      March 31, 1996           31, 1997
                                                                 --------      --------------           --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                           $    (965,418)    $ (508,341)     $ (1,727,695)

         Adjustments  to  reconcile  net  loss to net
           cash  used  by  operating activities:
             Deferred income tax benefit                         (500,000)      (275,000)         (912,000)
             Amortization of debt discount                              -              -            88,000
             Depreciation                                           9,216              -            10,900
             Common stock issued for services                     863,862        446,950         1,312,993
             Change in accounts payable                           193,495        107,759           480,184
             Other                                               (204,800)             -          (198,957)
                                                            --------------     ----------     -------------
         Net Cash Used by Operating Activities                   (603,645)      (228,632)         (946,575)

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances from related parties                            (21,999)        171,709          149,710
         Sale of common stock                                      889,089             -         2,988,961
         Issuance of convertible debentures                             -         415,650          426,474
         Issuance of note payable subsequently converted
           into convertible debentures                                  -         146,300          146,300
         Costs related to sale of stock and debentures             (14,600)            -          (423,976)
         Issuance of note payable                                       -              -           250,000
         Repayment of note payable                                      -              -          (250,000)
                                                            --------------     ----------     -------------
         Net cash provided by financing activities                 852,490        733,659        3,287,469

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of oil and gas properties                    (893,250)      (506,027)      (2,182,229)
         Purchase of other assets                                 (101,520)              -        (101,520)
                                                             --------------     ----------     -------------
         Net cash used by investing activities                    (994,770)      (506,027)      (2,283,749)
                                                             --------------     ----------     -------------

     INCREASE (DECREASE) IN CASH                                  (745,925)        (1,000)          57,145

     CASH  - Beginning of period                                   803,070          1,000               -

     CASH - End of  period                                        $ 57,145     $      nil     $     57,145

                                                            ==============     ==========     =============

     SUPPLEMENTAL INFORMATION
         Cash paid for interest                                 $   35,162     $   18,920     $      72,172

         Debt incurred in acquisition of oil and                        -              -          1,086,049
         gas properties
         Conversion of debentures to common stock                       -              -            426,474
         Retirement of debenture upon merger with Arjon                 -              -            146,300
         Oil and gas property acquired with note payable          355,000              -            585,000
         Oil and gas properties acquired with common stock              -              -          7,072,914
         Issuance of common stock for stock offering costs              -              -            506,409

              See accompanying notes to these financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(1)  Nature of Business and Basis of Preparation and Presentation

     Cotton Valley Resources Corporation primary business focus is the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation.

     The condensed consolidated financial statements of Cotton Valley Resources Corporation and subsidiaries (collectively "Cotton Valley") included herein have been prepared by Cotton Valley without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Cotton Valley believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included herein for the fiscal year ended June 30, 1996.

(2)  Common Stock

     During the nine months ended March 31, 1997, Cotton Valley issued 36,888 shares of common stock to individuals for services which was recorded at $30,932, issued 73,750 shares of common stock to settle debts which was recorded at $53,838, issued 1,141,000 shares of common stock to Liviakis Financial Communications, Inc. which was recorded at $832,930, issued 416,667 shares of common stock to former Arjon stockholders on exercise of warrants for $200,449, issued 300,000 shares of common stock in Canadian private placements for proceeds of $235,425 (before deducting costs of $14,600), issued 500,000 shares of common stock to Liviakis Financial
     Communications, Inc. for cash of $375,000, and issued 48,980 shares of common stock to the agent involved in Canadian financings on exercise of agent's options for $78,215.


(3)      Liviakis Financial Communications, Inc.

        During the period, Cotton Valley entered into an agreement with Liviakis Financial Communications, Inc. of Sacramento, California ("Liviakis") to assist and consult with Cotton Valley in matters concerning corporate finance, mergers and acquisitions, and to provide investor communications and public relations services. In consideration of Liviakis' services, Cotton Valley issued a total of 500,000 shares of common stock to Liviakis and an officer of Liviakis for $.75 per share and will issue 1,490,000 shares of its common stock to Liviakis for services of which 1,141,000 shares were issued during this period. Cotton Valley also granted Liviakis and an officer of Liviakis warrants to purchase 500,000 shares of its common stock from January 2, 1998, until November 8, 2001 at $.80 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

First Nine Months Fiscal 1997 and First Nine Months Fiscal 1996

        During the nine months ended March 31, 1997, Cotton Valley incurred a net loss of $965,418. From February 15, 1995 (inception), to March 31, 1997, Cotton Valley accumulated a deficit of $1,727,695.

        The loss of $1,465,418 for the first nine months of 1997 compares to a loss of $783,341 during the first nine months of 1996. There was greater business activity during the first nine months of fiscal 1997 and during this period Cotton Valley issued 400,000 shares of common stock to Liviakis Financial Communications, Inc. for services. The stock was valued at $.73 per share, based on trading on the Canadian over-the-counter market, for a total expense of $292,000.

        During the first nine months of fiscal 1996, Cotton Valley issued 300,000 shares for services which was recorded at $446,950. Other expenses during this period were $209,253. The loss before income tax benefit of $230,000 was $656,203.

        Rehabilitation work on two wells in the Cheneyboro Field in the fourth quarter of fiscal 1996 resulted in oil and gas sales of $74,473 during the first nine months of 1997.

        Cotton Valley acquired its interest in the Alden Field in December 1996 for $416,328 of which $35,000 was paid in December 1996 and $381,328 was paid upon closing on March 3, 1997.

        During the nine months ended March 31, 1997, Cotton Valley issued 36,888 shares of common stock to individuals for services which was recorded at $30,932, issued 73,750 shares of common stock to settle debts which was recorded at $53,838, issued 1,141,000 shares of common stock to Liviakis Financial Communications, Inc. which was recorded at $832,930, issued 416,667 shares of common stock to former Arjon shareholders on exercise of warrants for $200,449, issued 300,000 shares of common stock in Canadian private placements for proceeds of $235,425 (before deducting costs of $14,600), issued 500,000 shares of common stock to Liviakis Financial Services, Inc. for cash of $375,000, and issued 48,980 shares of common stock to the agent involved in Canadian Financings on exercise of agent's options for $78,215.

Liquidity and Capital Resources

        As of March 31, 1997, Cotton Valley had a working capital deficiency of $1,142,292 calculated by subtracting accounts payable of $710,184 and the current portion of long-term debt of $586,049 from current assets of $153,941. Included in accounts payable is $230,000 representing an unpaid part of the purchase price of the Movico Filed which is not due until others who hold an interest in the property decide to commence drilling. Management believes $115,000 of this amount will be converted to equity in the intended public offering. The current portion of long-term debt is described in the following paragraph.

        Cotton Valley has promissory notes payable totaling $586,049 for the unpaid purchase price of the Cheneyboro oil and gas properties. The notes are collateralized by the properties and are due July 17,1997. Interest is payable quarterly at 12%. Management believes the notes will be extended if Cotton Valley is unsuccessful in its initial public offering, and the extended notes would be converted to equity in the intended public offering.

        During the first nine months of fiscal 1997, Cotton Valley purchased oil and gas interests in the Alden Field, Caddo County, Oklahoma for cash of $416,328. Cotton Valley spent $62,000 in remedial work in the Alden Field. Net monthly production was worth approximately $55,000 in March 1997.

        Management is currently taking the following action to obtain short-term financing:

             - it  has   encouraged   warrant  holders  to   exercise  warrants,
             - it is actively seeking  participation  from  other  oil  and  gas companies to fund part of the Cheneyboro Field development, and
             - it  is   in   negotiation   with   three   parties   for   debt
                 financing, in the nature of a "bridge loan" to be repaid with net proceeds of its intended offering of securities in the U.S.

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

Item 6.  Exhibits and Reports on Form 8-K

9a)     Exhibits

        The following documents are filed with this report as exhibits:

Exhibit
Number              Description
27.01               Financial Data Schedule







(b)      Reports filed on Form 8-K.

        On February 20, 1997, Cotton Valley filed a report on Form 8-K which announced management's decision to delay an intended reincorporation into Canada's Yukon Territory until after Cotton Valley completes its intended public offering of securities in the United States and then only after obtaining approval of Cotton Valley's stockholders.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1997



                       COTTON VALLEY RESOURCES CORPORATION
                                  (Registrant)





                     /s/Eugene A. Soltero
                     Eugene A. Soltero
                     Chief Executive Officer and Acting Chief Financial Officer