Form 10KSB40
period 1997-06-30
COTTON VALLEY RESOURCES CORP
filed 1997-10-14
CIK 1023947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                  FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                         COMMISSION FILE NUMBER 0-28814

                      COTTON VALLEY RESOURCES CORPORATION
          (Name of Small Business Issuer as Specified in Its Charter)


                 ONTARIO, CANADA                         98-0164357
          (State or other Jurisdiction      (I.R.S. Employer Identification No.)
        of Incorporation or Organization)

     8350 N. CENTRAL EXPRESSWAY, SUITE M2030               75206
    (Address of Principal Executive Offices)             (Zip Code)

                                 (214) 363-1968
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12 (b) of the Exchange Act: None

        Securities registered under Section 12 (g) of the Exchange Act:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X    No
             -----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended June 30, 1997, were $276,230.

         The Issuer had 16,111,420 shares of common stock outstanding as of September 15, 1997.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of October 7, 1997, was $56,472,278.

================================================================================

                    1997 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                     INDEX

                       SECURITIES AND EXCHANGE COMMISSION
                          ITEM NUMBER AND DESCRIPTION


                                                      PART I
Item 1    Business............................................................................................   3
Item 2    Properties........................................................................................... 10
Item 3    Legal Proceedings.................................................................................... 15
Item 4    Submission of Matters to a Vote of Security Holders.................................................. 15


                                                      PART II

Item 5    Market for the Company's Common Stock and Related Stockholder Matters................................ 16
Item 6    Management's Discussion and Analysis or Plan of Operation............................................ 17
Item 7    Consolidated Financial Statements and Unaudited Supplemental Information............................. 19
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 41


                                                     PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons of the Issuer; Compliance With
          Section 16(a) of the Exchange Act.................................................................... 41
Item 10   Executive Compensation............................................................................... 43
Item 11   Security Ownership of Certain Beneficial Owners and Management....................................... 44
Item 12   Certain Relationships and Related Transactions....................................................... 46


                                     PART IV AND SIGNATURES AND EXHIBIT INDEX

Item 13   Exhibits, Financial Statements and Reports on Form 8-KSB............................................. 47

Signatures..................................................................................................... 48
Exhibit Index.................................................................................................. 49

                                     PART I

ITEM 1.           BUSINESS

GENERAL

          Cotton Valley Resources Corporation (referred to herein as either "Cotton Valley" or the "Company") is a development stage, independent oil and gas exploration, production and development company. The Company was incorporated in Ontario, Canada, originally as Cotton Valley Energy Limited, on February 15, 1995. Cotton Valley was formed, and its present name adopted on June 14, 1996 as a result of the merger of Cotton Valley Energy Limited and Arjon Enterprises Inc., both Ontario corporations. Arjon Enterprises Inc. ("Arjon") was a Canadian public company formed more than 50 years ago to operate a gold mine. At the time of the merger, Arjon Enterprises Inc. had not engaged in business for more than 25 years, it had no material liabilities, and its only asset was a Cotton Valley Energy Limited debenture in the amount of $146,300. The shareholders of Arjon received 686,551 shares of Cotton Valley common stock, no par value (the "Common Stock") in the merger, representing 7.5% of Cotton Valley's then outstanding Common Stock. Cotton Valley accounted for the merger as a purchase.

          Cotton Valley has five wholly-owned subsidiaries, Cotton Valley Energy Corporation ("CV Energy"), a Nevada corporation, Cotton Valley Operating Company ("CV Operating"), a Texas corporation, Mustang Oil Field Equipment Company ("Mustang"), a Nevada corporation, Cotton Valley Energy, Inc. ("CVEI"), an Oklahoma corporation, and Aspen Energy Corporation ("Aspen"), a Nevada corporation, all of which were recently incorporated. CV Energy holds oil and gas properties in Texas and agreements and options to acquire oil and gas properties in Texas and offshore California. Cotton Valley acquired all of the issued and outstanding shares of CV Energy on June 30, 1995 in a one-for-one share and warrant exchange. Because Cotton Valley had no substantive activity before this transaction, the acquisition was accounted for as a recapitalization of Cotton Valley with CV Energy's net assets. Mustang was formed to engage in trading of oil field equipment. CV Operating was formed to operate oil and gas wells. CVEI was formed to own and operate the N.E. Alden Field prospect and commenced operations on March 3, 1997. See "Properties -- N.E. Alden Field." Aspen was formed to accommodate the merger into Cotton Valley of Aspen Energy Corporation, a New Mexico corporation ("Old Aspen"), which was completed July 31, 1997.

          Cotton Valley may reincorporate in Canada's Yukon Territory during calendar 1997. Under Yukon Territory law, Cotton Valley's board of directors need not be comprised of a majority of Canadian residents as currently required under Ontario law. Since Cotton Valley's principal offices, management and properties are located in the United States, Cotton Valley believes it is advantageous to have a majority of its directors be residents of the United States. Cotton Valley may in the future continue from the Yukon Territory to the State of Wyoming. Management believes there are no significant differences in corporate law concerning material stockholder rights between the Province of Ontario, Yukon Territory and the State of Wyoming. Cotton Valley, at its annual meeting held December 10, 1996, obtained stockholder approval for the reincorporation which must be completed by December 10, 1997 or be subject to a new stockholder vote.

BUSINESS STRATEGY

          Cotton Valley's business strategy is to continue to increase reserves and commence and increase production and cash flows by concentrating on:

          o Acquiring properties, or companies with properties, with development and exploration opportunities and/or significant cost reduction potential.

          o Developing existing reserves through low-risk developmental drilling or recompletion programs capitalizing on reserves left behind in existing well bores by major oil companies.

          o Exploring for new reserves utilizing state-of-the-art technology to reduce exploration risk.

          o Concentrating on focused geographic areas to achieve operating and technical efficiencies.

          o Maintaining financial flexibility to take advantage of development and acquisition opportunities.

          o Acquiring and refurbishing used oil field equipment to use in the development of properties and for resale.

RISK FACTORS

          Holders of the Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in Cotton Valley.

          DEVELOPMENT STAGE COMPANY. Cotton Valley was incorporated in February 1995 and is still in its development stage. Cotton Valley's operations are subject to all of the risks inherent in establishing a new business enterprise. Cotton Valley's potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business. No assurance can be given that Cotton Valley will be successful. See "Properties."

          HISTORY OF LOSSES. Cotton Valley incurred operating losses of $712,360 and $2,006,878 for the fiscal years ended June 30, 1996, and 1997, respectively. The accumulated deficit as of June 30, 1997 was $2,769,155. No assurance can be given that Cotton Valley will be profitable in the future. See "Management's Discussion and Analysis or Plan of Operation."

          NO SUBSTANTIAL PRODUCING PROPERTIES. Except for its recent acquisition of properties in Oklahoma and West Texas, almost all of Cotton Valley's proved reserves are classified as proved undeveloped, meaning very little production currently exists. No assurance can be given that any wells will be drilled or completed or will produce oil or gas in commercially profitable quantities. See "Properties."

          CAPITAL EXPENDITURES FOR UNDEVELOPED PROPERTIES. Recovery of Cotton Valley's proved undeveloped reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $20 million will be required to develop these reserves, of which $10.0 million is expected to be incurred during the year ending June 30, 1998. No assurance can be given that Cotton Valley's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with Cotton Valley's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled. See "Management's Discussion and Analysis or Plan of Operation."

          LIMITED CAPITAL; NEED FOR SIGNIFICANT ADDITIONAL FINANCING. Development of the properties will require capital resources. Cotton Valley is presently negotiating with respect to sources of additional financing; however, no assurance can be given that additional financing will be available to Cotton Valley on acceptable terms. The inability to obtain additional financing would have a material adverse effect on Cotton Valley, including requiring Cotton Valley to curtail significantly or farm-out development of the properties. Any additional financing may involve substantial dilution to the interests of Cotton Valley's stockholders at that time. See "Management's Discussion and Analysis or Plan of Operation."

          SWORD UNIT OPTION. The Company has an option to acquire a 51.8% working interest in an offshore California oil field. In addition to geophysical, environmental, and regulatory factors, management perceives that an anti-drilling sentiment exists in California. This may make it difficult for the Company to sell part of its option as it intends or to obtain financing to participate in the project. The Company has recorded the option at

$1,345,882, and it is possible that the Company may have to record an impairment of this value at some time in the future. See "Properties -- List of Properties; Option to Acquire Additional Property."

          VOLATILITY OF OIL AND GAS PRICES. For the period from January 1991 through September 1997, oil and gas prices have fluctuated, with natural gas prices ranging from $1.10 per Mcf to $3.72 per Mcf and oil prices ranging from $16.00 per Bbl to $33.00 per Bbl. At June 30, 1997, oil prices were $19.50 per Bbl and gas prices were $1.95 per Mcf. Prices for oil and gas probably will continue to fluctuate, depending upon a number of conditions over which Cotton Valley has no control. These conditions include, but are not limited to, actions taken by the Organization of Petroleum Exporting Countries, turmoil in the Middle East, the price of alternative fuels, weather and general economic conditions. A major decline in oil or gas prices could have a material adverse effect on Cotton Valley's operations, financial condition, proved reserves and the cost of developing its oil and gas reserves.

          In addition, Cotton Valley assesses the carrying value of its assets annually in accordance with generally accepted accounting principles under the full cost method. If oil and gas prices decline dramatically, the carrying value of Cotton Valley's assets could be subject to downward revision.

          UNCERTAINTY OF RESERVE ESTIMATES. The reserve estimates included in this Annual Report could be materially different from the quantities and values ultimately realized. Reserve data set forth herein is only an estimate. In general, estimates of economically recoverable oil and gas reserves and future net cash flows from them are based upon a number of variable factors and assumptions, such as historical production from the properties, the assumed effects of governmental regulation and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected from them, prepared by different engineers or by the same engineers at different times, may vary substantially. Cotton Valley's actual production, revenues, taxes and development and operating expenditures with respect to its reserves will vary from such estimates, and such variances could be material. Numerous uncertainties are inherent in estimating proved reserves, including many factors beyond Cotton Valley's control.

          Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variation, which may be material, in the estimated reserves.

          Estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless prices or costs are contractually determined at that date. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. See "Properties -- Oil and Gas Reserves."

          NEED TO REPLACE RESERVES. Cotton Valley's future oil and gas reserves and production, and therefore its cash flows, are highly dependent upon its success in exploiting its current reserve base and acquiring or discovering additional reserves. Without the addition of reserves through exploration, acquisition or development activities, Cotton Valley's reserves and production will decline over time as reserves are exploited. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flows from operations are insufficient and external sources of capital become limited or unavailable, Cotton Valley's ability to make the necessary capital investments to maintain and expand its oil and gas reserves will be impaired. In addition, no assurance can be given that Cotton Valley will be able to find and develop or acquire additional reserves to replace production at acceptable costs.

          ENVIRONMENTAL RISKS. All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and United States and Canadian federal, provincial, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with Cotton Valley's past and current operations. The legislation also requires that refineries, wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Although Cotton Valley believes that it is currently in substantial compliance with all existing material environmental regulations, no assurance can be given that future environmental costs will not have a material adverse effect on the Company's financial condition or results of operations.

          DEPENDENCE ON KEY PERSONNEL. Cotton Valley depends to a large extent on the services of Messrs. Soltero and Hogue. The loss of the services of either of them could have a material adverse effect on Cotton Valley's operations. Cotton Valley has not entered into any employment contracts with any of its executive officers, nor has it obtained key personnel life insurance. Cotton Valley believes that its success is also dependent on its ability to continue to employ and retain skilled technical personnel.

          LIMITED PUBLIC MARKET AND POSSIBLE VOLATILITY OF SECURITIES. The Common Stock is traded "over-the-counter" on NASD's Electronic Bulletin Board and "over-the-counter" in Canada on the Canadian Dealing Network. The Company has made application to list its Common Stock on the American Stock Exchange and the Toronto Stock Exchange; however, no assurance can be given that the Common Stock will be listed on either exchange. The trading price of the Common Stock could be subject to wide fluctuations in response to quarter-to- quarter variations in operating results, announcements of drilling results by Cotton Valley and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

          NO DIVIDENDS. Cotton Valley's board of directors presently intends to retain all of Cotton Valley's earnings for the expansion of its business. Cotton Valley therefore does not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of Cotton Valley's board of directors to pay cash dividends will depend, among other factors, upon Cotton Valley's earnings, financial position and cash requirements.

          AVAILABILITY OF PREFERRED STOCK. Cotton Valley's board of directors is authorized, without further stockholder action, to issue preferred stock in one or more series and may designate the dividend rate, voting rights and other rights, preferences and restrictions of each series. No preferred stock currently is outstanding and Cotton Valley has no plans to issue any preferred stock. Any future preferred stock issuances could have the effect of, among other things, restricting Common Stock dividends, diluting Common Stock voting power, impairing Common Stock liquidation rights and delaying or preventing a change in control of Cotton Valley without further action by the stockholders.

COMPETITION

          Competition in the oil and gas industry is intense generally. Cotton Valley believes that price is the determinative factor in competition for drilling prospects, equipment and labor. Major and independent oil and gas companies and syndicates actively bid for desirable oil and gas properties and equipment and labor required to operate and develop them. Many of Cotton Valley's competitors have substantially greater financial resources and exploration and development budgets than those of Cotton Valley. Cotton Valley expects difficulty in competing for future drilling prospects.

MARKETS

          GENERAL. Oil and gas operating revenues are highly dependent upon prices and demand for oil and production. Numerous factors beyond Cotton Valley's control can impact the prices of its oil and gas. Decreases in oil and gas prices would have an adverse effect on Cotton Valley's proved reserves, revenues, profitability and cash flow.

          Cotton Valley has not engaged in any crude oil and gas price swaps or other hedging transactions to reduce its exposure to price fluctuations. It may, however, engage in such transactions from time to time as management deems advisable.

          GAS SALES. Gas from its wells in East Texas (Cheneyboro Field) and Southwest Oklahoma (N.E. Alden Field) are sold at spot prices on contracts with thirty-day cancellation provisions and are gathered and delivered to purchasers through pipeline systems owned by the Company.

          OIL SALES. Cotton Valley sells its oil production under short-term arrangements at prices no less than the purchaser's posted prices for the respective areas less standard deductions. Management believes that numerous buyers are available for Cotton Valley's oil.

REGULATION

          Oil and gas exploration, production and related operations are heavily regulated by federal and state authorities. Failure to comply with applicable law can result in substantial penalties. The cost of regulatory compliance will increase Cotton Valley's cost of doing business and affect its profitability. Regulation of oil and gas activities has changed many times. Consequently, Cotton Valley is unable to predict the future cost or impact of complying with such laws. Texas requires drilling permits and bonds and operating reports and imposes other burdens relating to oil and gas exploration and production. Texas also requires conservation measures, including pooling of oil and gas properties, establishing maximum production rates from oil and gas wells, and spacing, plugging and abandoning wells. These laws limit the rate at which oil and gas can be produced from Cotton Valley's properties.

          The transportation and sale of gas in interstate commerce is regulated by United States law and the Federal Energy Regulatory Commission.

OPERATING HAZARDS AND UNINSURED RISKS

          The acquisition, development, exploration for, and production, transportation and storage of, crude oil, gas liquids and gas involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Cotton Valley's operations are subject to all of the risks normally incident to drilling gas and oil wells, operating and developing gas and oil properties, transporting, processing, and storing gas, including encountering unexpected formations or pressures, premature reservoir declines, blow-outs, equipment failures and other accidents, craterings, sour gas releases, uncontrollable flows of oil, gas or well fluids, adverse weather conditions, pollution, other environmental risks, fires and spills. Oil production requires high levels of investment and has particular economic risks, such as retaining wall failure, fires, explosions, gaseous leaks, spills and migration of harmful substances, any of which can cause personal injury, damage to property, equipment and the environment, and result in the interruption of operations. Cotton Valley is also subject to deliverability uncertainties related to the proximity of its reserves to pipeline and processing facilities and the inability to secure space on pipelines that deliver oil and gas to commercial markets. Although Cotton Valley maintains insurance in accordance with customary industry practice, it is not fully insured against all of these risks, nor are all such risks insurable. Losses resulting from the occurrence of these risks could have a material adverse impact on Cotton Valley.

EMPLOYEES

          As of September 30, 1997, Cotton Valley had nine employees. Three employees are executive officers, four are administrative and two work in the field. Cotton Valley uses contract services in its oil and gas field operations. Cotton Valley also uses consultants to evaluate Company projects, reserves and other oil and gas assets for potential acquisitions.

RECENT  DEVELOPMENTS

          ASPEN ACQUISITION. Effective June 30, 1997, Cotton Valley acquired Aspen Energy Corporation, a New Mexico corporation ("Old Aspen") by merger with a wholly-owned Nevada subsidiary corporation which was renamed Aspen Energy Corporation ("Aspen"). The acquisition closed on July 31, 1997 and has been accounted for as a purchase. The Company's balance sheet for June 30, 1997 shows the pro forma results of this acquisition as if it had been completed on the effective date. The purchase price was $5,200,000 consisting of $500,000 cash and short-term notes and 2,511,317 shares of Common Stock, of which 270,000 shares were returned to Cotton Valley by two Old Aspen shareholders in settlement of notes payable to Old Aspen in the amount of $425,000. The principal property of Aspen is its interest in the Means (Queen Sand) Unit in Andrews County, Texas. See "Properties -- Means (Queen Sand) Unit." The acquisition also included an interest, having less than $500,000 in value, in two wells in Utah, which have been sold by Cotton Valley for $200,000, two wells in Latimer County, Oklahoma, one well in Harrison County, Texas and several shallow wells in Gregg County, Texas.

          ZAMA PROPERTY PROSPECT. Cotton Valley has entered into a letter of intent to purchase substantially all of the interests in the Zama Lake area
(the "Zama Property") owned by a Canadian independent oil and gas producer. The Company intends to deposit Cdn $425,000 with the operator which will be credited against the Cdn $9.5 million purchase price once the transaction is completed. If the Company is unable to complete the purchase by December 1, 1997, the Cdn $425,000 will be forfeited. Management of the Company has no reason to believe that this transaction will not be completed by December 1, 1997. The Company is currently negotiating with several financial institutions for the funding of the purchase price of this property.

          The Zama Property is located in northwest Alberta approximately 55 miles northeast of Rainbow Lake. Cotton Valley will hold an interest in a total of 23,400 gross acres (11,672 net acres) of land in this area. The area currently produces oil from the Keg River/Zama Member horizons, and natural gas from both the Middle Devonian Slave Point and Sulphur Point formations. Additional oil has just been found productive in one well in the "0" member of the Muskeg formation and could be productive in a number of additional wells. In September 1997, total area production net to the interest to be acquired by Cotton Valley averaged approximately 270 Bbls/day of oil, 6 MMcf/day of gas and 30 Bbls/day of natural gas liquids.

          Oil production from the Zama Property is obtained from 10 Keg River oil wells, where Cotton Valley will hold working interests ranging from 25 to 100%. Of these producing oil wells, three horizontal and three vertical wells will be operated by Cotton Valley.

          After nearly 30 years of oil production from the Zama Basin, the Keg River is still an attractive target. Three-dimensional seismic and horizontal drilling technology have led to significant improvements in optimizing oil recovery from the Keg River pinnacle reefs. The 56 wells on the property have already produced approximately 9.5 million barrels of oil and 5.6 Bcf of gas. Several opportunities exist within the land inventory for both new wells targeting undrilled reserves, as well as Keg River/Zama member workover opportunities in existing pinnacle reefs to exploit undrained attic reserves.

          With the introduction of the Novagas Clearinghouse sour gas processing facility into the area in April 1995, industry focus has shifted to include the significant gas reserves contained within the Zama Basin. The

Slave Point and Sulphur Point gas reservoirs overlay and are trapped above existing Keg River pinnacle reef oil wells. As ultimate oil recoveries are attained from the Keg River pools, wellbores are recompleted to produce gas from the uphole Slave Point and/or Sulphur Point formations. While the areal extent is small (100 to 300 acres), the reserves are 0.5 Bcf to 2 Bcf per well and initial deliverabilities are high, ranging from 4,000 Mcf to 10,000 Mcf per day. The high flow rates are sustained for two to four months, then gradually decline to 1,000 Mcf per day at the end of twelve months, which is expected to continue to decline 10% to 20% annually. The area's gas gathering infrastructure continues to expand with both new lines and conversion of existing oil pipelines to carry natural gas to the central processing hub.

          Current gas production from the Zama Property is obtained from three Slave Point gas wells and three Sulphur Point gas wells with an average working interest of 50%. In early October 1997, these six wells produced gross raw gas of approximately 18.5 MMcf/day, equating to 8.8 MMcf/day net sales gas matching the firm Nova transportation held at the Zama meter station. The gas is gathered and processed at the Novagas Clearinghouse Plant where fees of Cdn $0.55/Mcf are paid for the first 3,500 Mcf/d and Cdn $.40/Mcf for the remainder. Gas is currently being sold at Cdn $1.80 per Mcf. Last winter, the price went to Cdn $2.97 per Mcf. The Company will be acquiring interests in 22 additional shut-in or suspended wells which have been assigned proven undeveloped, or probable reserves.

          The Slave Point and Sulphur Point gas reservoirs are equally attractive targets in the northern portion of the Zama Basin which lie on the flanks of the pinnacle reef trend. Gas reserves within the Slave Point formation are typically found within an Upper Slave Point shoal facies, although locally developed porous intervals are also pervasive within the Middle Slave Point Members. The Sulphur Point reservoir consists of an upper Limestone member and an underlying Dolomite member. Permeability is enhanced due to fracturing and dolomitization.

          The primary trapping mechanism for both the Slave Point and Sulphur Point is drape structure associated with either underlying Keg River pinnacle reef complexes or Keg River Bank margins. Potential for a stratigraphic trapping component exists within several of the Slave Point pools whereby Middle and Upper Slave Point porous shoals pinch out against tight lagoonal limestone or basinal facies. Cotton Valley expects to explore this potential next year for significant additional potential reserves.

          The Company estimates that the Zama Property contains net proved reserves of 456,000 barrels of oil and 19.3 Bcf of gas, 50% of which is classified proved developed producing and the remainder of which is behind pipe and classified as proved undeveloped.

          SEARS RANCH PROSPECT. In September 1997, the Company entered into a letter of intent with a Midland, Texas based independent oil and gas company for the acquisition of a 100% working interest (80% average net revenue interest) in approximately 21,000 acres in the Sears Ranch area of Nolan and Fisher Counties, Texas (the "Sears Ranch Prospect") for $400,000 cash. The Company expects this acquisition to be completed by the end of October 1997. The primary purpose of this acquisition is to acquire oil field equipment, including pumpjacks, tank batteries, injection pumps, separators, tubing and casing. A portion of this property has been productive in the Odem Lime formation, with cumulative production of approximately eight million barrels.

          Attempts to waterflood this property by predecessor operators have been unsuccessful. According to reports by Cotton Valley's consultants, the Sears Ranch Prospect is an excellent candidate for redevelopment using horizontal wells. Cotton Valley intends to test this prospect prior to the end of calendar 1997 as a horizontal drilling prospect in the Odem Lime formation. There can be no assurance that Cotton Valley can economically develop any remaining reserves from the Sears Ranch Prospect through either horizontal or vertical drilling. Accordingly, the Company did not attribute any reserves to this prospect in making this acquisition.

          ACQUISITION OF OIL FIELD EQUIPMENT COMPANY. In September 1997, the Company entered into a letter of intent with a holding company to acquire its wholly-owned West Texas oil field equipment company. The purchase price for this company is $800,000 cash plus payment of approximately $2.3 million in secured indebtedness. This acquisition is contingent upon the Company's ability to acquire asset based lender financing and other conditions. The company is a major supplier of rebuilt oilfield equipment in the West Texas area, and owns a warehouse, repair and remanufacturing facility which sources much of its equipment.

          There can be no assurance that the transactions described above will be closed, and, if closed, will be on final terms and conditions substantially in accordance with those described above.


ITEM 2.           PROPERTIES

LIST OF PROPERTIES

          CHENEYBORO FIELD. Cotton Valley owns approximately 6,700 net acres of producing and non-producing oil and gas leases (with rights of first refusal to acquire additional leases) in the Cheneyboro Field of Navarro County, Texas. Cotton Valley has entered into an Area of Mutual Interest ("AMI") Agreement with a number of unaffiliated parties covering approximately 33,000 acres in and around the Cheneyboro Field. Cotton Valley has the right to acquire up to a 75% working interest in any new lease acquired by any of the other parties to the AMI Agreement.

          The Cheneyboro Field is located 17 miles southeast of Corsicana, Texas, in Navarro County. This field is productive in the Cotton Valley Limestone formation (also called the "Cotton Valley Lime") at a vertical depth of approximately 9,500 feet. Field development continued following the initial discovery in 1978 into the early 1980s. Between 1978 and 1987, marginal wells were drilled defining the limits of the field. Approximately 30 interior additional vertical wells in the Cheneyboro Field produced approximately 2.7 million Bbl of oil, representing an average of approximately 90,000 Bbl per well. Some of the vertical wells have produced over 200,000 Bbl, indicating better drainage where the wells penetrated the fracture system. In 1987, the Tarrant County Water Authority expropriated approximately 12,000 acres of this field. Producing wells were plugged and abandoned to permit construction of the Richland/Chambers Creek Reservoir, a water supply project for Tarrant County and the City of Fort Worth, Texas.

          The Cotton Valley Lime reservoir at Cheneyboro is highly fractured. The primary objective reservoir rock is an oolitic carbonate grainstone of Jurassic age that was deposited on a Paleozoic shelf break. Subsequent pullout of the deeper Louann Salt caused extensive fracturing. The salt withdrawal left the residual field structure as simple regional dip. Hydrocarbon trapping occurs as a result of the high degree of fracture density bounded by areas of non-permeability. Core and log analysis indicate the presence of 2.5 to 4.5% oil saturated matrix porosity in the field. Vertical wells in this reservoir produce 42(degree) API oil.

          Cotton Valley believes that horizontal drilling techniques will lead to higher initial rates and better recovery efficiencies than those experienced in the original vertical well completions. Since much of the field is under water, some directional drilling from the shoreline is anticipated. Based on analogy to horizontal drilling in fractured limestone reservoirs in other areas, increased productive capacity and ultimate reserves are anticipated relative to historical, vertical per well averages.

          The Company is unaware of any regulatory restrictions on drilling near the reservoir. The Company will build the normal retaining walls around its drilling and storage sites to prevent oil spills from spreading. The Company intends drilling to a depth of approximately 9,500 feet while the deepest point in the Richland/Chambers Creek Reservoir is approximately 100 feet. Consequently, the Company does not anticipate any special risks associated with drilling near a reservoir.

          MEANS (QUEEN SAND) UNIT. The Cotton Valley Means (Queen Sand) Unit consists of 2,096 acres on four leases in north central Andrews County, Texas. Production began in 1954 and development followed rapidly. By 1960, when a secondary project of water injection was initiated, there were 41 total wells in the unit. Most wells were completed in casing, perforated and fractured with a large number flowing initially. The best wells flowed more than 400 barrels of oil per day ("Bopd") initially and the initial potentials of 32 of the 41 wells (78%) exceeded 100 Bopd.

          Primary production peaked in 1957 at 1096 Bopd from 41 wells. By 1960, the production was down to 327 Bopd, a decline of more than 70%.

          Secondary response was rapid in some wells and peak secondary production occurred from 1961 through 1964, with almost flat production, at slightly above 833 Bopd. The original waterflood used 21 injection wells and 20 producers, for an overall spacing of 50 acres per well, and an injection to producing well ratio of approximately 1 to 1. However, during the period of greatest production decline, starting in 1968, several injection wells were down for extended periods of time because of severe corrosion of the tubing strings. This was the result of not using protected tubing (plastic coated, fiberglass or cement lined) in the injection wells. Also, several of the injection wells had severe injectivity losses due to plugging problems (scale and iron-sulfide) partly caused by being at the far end of the Exxon Means Injection System. As a result, less water than needed to properly flood the reservoir was used.

          The cumulative production to date (both primary and secondary) has been 4.136 million barrels of oil, which is equal to 16.2% of the original oil in place.

          Old Aspen purchased the leases in 1996 for the purpose of instituting a 20-acre infill redevelopment program. Several redevelopments have been completed since 1988 in other Queen Sand fields in Andrews County and adjacent Gaines County and all of the redevelopments designed with adequate injection support have been very successful. A study of 11 offset redevelopment waterfloods in the Means, McFarland and Magutex fields indicated that 35.3% of the original oil in place had been produced on average for these units.

          An engineering report, as of June 30, 1997, prepared by Ryder Scott Company for Cotton Valley estimates that the Means (Queen Sand) Unit contains net proved undeveloped reserves of 1.5 million barrels of oil and 0.5 Bcf of gas. The Company estimates that it will require a capital investment of approximately $7.5 million to develop this property.

          N.E. ALDEN FIELD. On March 3, 1997, Cotton Valley purchased all of the interests held by the Homestake Company and certain other parties in the N.E. Alden Field, Caddo County, Oklahoma. The properties, consisting of approximately 550 net acres of oil and gas leases, seven producing oil and gas wells, three injection wells and five shut in wells, contain proved developed and undeveloped net reserves of approximately 515,515 Bbl of oil and 5,188,326 Mcf of gas, and probable reserves of 315,436 Bbl of oil and 5,872,940 Mcf of gas. Working interest in the wells ranges from 50% to 100% and the net revenue interest is at least 75% of the working interest.

          Located approximately 65 miles southwest of Oklahoma City, Oklahoma, the field was discovered in 1956 and initially tested for 771 barrels of oil and 608 Mcf of gas per day from the Bromide formation at a depth of approximately 9,300 feet. Since the discovery, the Bromide has been developed and is now a unitized water flood consisting of four producing wells and three water injection wells. The remaining wells have been completed in other zones above and below the Bromide. Gas from the field is transported through a gathering system and a one-mile pipeline owned by Cotton Valley.

          In addition to the current production, there are also potential zones either behind existing wells, or reachable by deepening existing well bores. During 1997, Cotton Valley completed a number of workovers of the existing wells which improved production from existing zones and opened new zones for additional production and reserves. During fiscal 1998, Cotton Valley expects to deepen at least one well to develop proved reserves in the Arbuckle Formation offsetting a well which had initial flow rates of approximately 7,000 MCF of gas per day.

          OPTION TO ACQUIRE ADDITIONAL PROPERTY. The Company has entered into agreements with several parties and has purchased an option to acquire a 51.8% working interest in the Sword Unit, Offshore Santa Barbara, California (the "Sword Unit"). The Company has paid approximately $1.3 million as of June 30, 1997 to acquire the option. To exercise the option and acquire the working interests, the Company must pay an additional $8,000,000 of which up to $2,000,000 may consist of the Company's marketable securities, if any. The Company will also be obligated to participate in a $4,000,000 letter of credit to fund development. There is no assurance that the Company will have the financial resources to acquire any part of the working interests in the Sword Unit.

          The Sword Unit is located 10 miles off Point Conception, Santa Barbara County, California, 800 to 1,800 feet underwater, at the juncture of the Santa Barbara Channel and the offshore Santa Maria Basin. It is on a large anticline covering approximately 7,800 acres of area and lies immediately south of the Point Arguello oil field operated by Texaco and Chevron.

          Two successful wells have been drilled and tested on the structure. The discovery well, the P-0322 #1, was drilled to a depth of 9,343 feet and tested in 1983. The P-0320 #2, which was drilled to determine the size of field, was drilled to a depth of 8,478 feet and tested in 1985. Both of these wells tested Monterey zones at high rates. A 3-D seismic survey has been shot, delineating the structure in great detail. The Upper Miocene fractured Monterey pay is 800 feet thick at the crest and 1,200 feet thick on the flanks and is encountered at approximately 7,000 feet. Proved recoverable reserves in the Sword Unit are estimated to be 314 million Bbl of oil and 397 million Mcf of gas.

          The regulatory framework within which the Company will develop the Sword Field consists of: (a) Federal Offshore Lease and Administration, including approvals of the development plan of the property; (b) a Federally-mandated environmental impact statement; (c) State of California regulations with respect of transport of oil and gas through state waters and the air emissions from offshore and onshore facilities; and (d) Santa Barbara County regulations with respect to the construction and operation of onshore facilities. Permits and approvals from all three government levels will be required to complete the development of the field and bring it into operation.

          The first three miles off the shore of the coastline are administered by each state and are known as "State Waters". Within State Waters offshore Santa Barbara County, the State of California regulates oil and gas leases, drilling, and the installation of permanent and temporary production facilities. Because the Sword Field is located outside and beyond the State Waters in the Outer Continental Shelf ("OCS"), leasing and drilling at Sword are not regulated by the State of California. However, to the extent that the production from the Sword Unit would be transported to a shore side facility from the field through the State Waters, the Company's pipeline (or other transportation facilities) would be subject to California State regulations. Construction and operation of the pipeline would require permits from the State. State regulations also govern the construction and operations of shore side facilities such as terminals, pumping stations, water separation facilities, and water disposal, all of which require a comprehensive permitting process.

          Santa Barbara County, through its Board of Supervisors, also has a significant impact on the method and timing of any offshore field development through its concurrent regulation of the construction and operation of shore side facilities.

          Due to political opposition, the Federal Government has not issued new OCS leases in the Santa Barbara area within the past ten years and is unlikely to do so in the near future. This means that any infrastructure for common use by the different operators of existing leases in the Santa Barbara OCS will have to rely solely on what is already in place and what would be built to accommodate a limited number of now known, but undeveloped, properties and cannot take into account the future growth of infrastructure from new discoveries and a high level of exploratory activity. For these reasons, the development of any existing property in the OCS, including the Sword Unit, would be much more expensive and take longer than similar projects located in a mature and still growing offshore province such as the U.S. Gulf Coast.

          Thus, the value of the proved undeveloped reserves, if acquired by the Company upon exercise of the option, will be significantly lower than if the same reserves were located onshore in a less environmentally sensitive area of the United States that could be developed sooner. Although prices are not currently regulated, they have been in the past and could be regulated in the future. The rate of production could be affected by Minerals Management Service regulations, which could also lower the value of the property.

         Cotton Valley currently does not have the capital, manpower, or technical resources to exploit the Sword Unit leases successfully, assuming exercise of the option. In order to effectively develop the Sword Unit leases at the 51.8% working interest level, the Company would require significant recapitalization and reorganization or would have to seek a merger with, or become a subsidiary of, a much larger oil and gas company having significantly larger resources. The Company's current strategy for development of the Sword Unit is to retain only that portion of the 51.8% it feels it will be able to financially and technically support over the next five years (currently estimated at 11.8%) and seek joint venture partners to participate in and operate the remainder. Due to the factors discussed above relating to regulation and environmental compliance, many large independent oil and gas producers have avoided the Sword Unit area, and the task of locating appropriate joint venture partners will be difficult. If unsuccessful in financing the project or finding partners by the time the option expires at the end of 1998, the Company may be forced to drop its option and write-off up to $1,300,000.

TITLE OF PROPERTIES

          Cotton Valley follows industry practice when acquiring undeveloped properties on minimal title investigation. A title opinion is obtained before drilling begins on the properties. Title opinions cover more than half of Cotton Valley's properties . Cotton Valley's properties are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that Cotton Valley believes do not materially interfere with their use or value. Cotton Valley may incur additional expenses in obtaining titles or doing remedial work on the titles, but in the opinion of management these expenses would not be material.

OIL AND GAS RESERVES

         Cotton Valley's reserves consist primarily of proved and probable reserves located in Texas and Oklahoma. Reserve estimates were made using industry-accepted methodology including extrapolation of performance trends, volumetrics, material balance and statistical analysis of analogs. The evaluator's professional judgment and experience were used to select the most appropriate method and to determine the reasonableness of the results. The estimates were made in accordance with oil and gas reserve definitions promulgated by the U.S. Securities and Exchange Commission (the "SEC").

         The following table summarizes Cotton Valley's estimated net proved oil and gas reserves as of June 30, 1997 for properties owned by the Company as of July 31, 1997. The Cheneyboro Field and N.E. Alden Field were evaluated by K&A Energy Consultants, Inc. and the Means (Queen Sand) Unit was evaluated by Ryder Scott Company. There are minor additional interests related to the Aspen acquisition located in Louisiana, Oklahoma and Texas which have not been included in the following table. The following table also does not include 1,500 net acres of additional leasehold interest in the Cheneyboro Field, acquired during fiscal 1997, which would represent increases in the proved undeveloped reserves attributable to that property.

                                                                     TOTAL RESERVES(1)
                                                                     -----------------
               ITEM
               ----
               RESERVES
               Proved producing
                   Oil (Bbl)                                                128,545
                   Gas (Mcf)                                                652,388
               Proved developed non-producing
                   Oil (Bbl)                                                293,968
                   Gas (Mcf)                                              1,134,420
               Proved undeveloped
                   Oil (Bbl)                                              5,932,682
                   Gas (Mcf)                                             16,241,015
               Total Proved
                   Oil (Bbl)                                              6,355,195
                   Gas (Mcf)                                             18,027,823
               Total Probables
                   Oil (Bbl)                                              2,245,807
                   Gas (Mcf)                                             11,664,053

               ESTIMATED FUTURE NET REVENUES BEFORE INCOME TAXES

               Proved producing                                        $  2,177,031
               Proved developed non-producing                          $  5,216,699
               Proved undeveloped                                      $105,588,822
                                                                       ------------
                   Total                                               $112,982,552
                                                                       ============
               ESTIMATED FUTURE NET REVENUES BEFORE INCOME TAXES
                DISCOUNTED AT 10%

               Proved producing                                         $ 1,653,427
               Proved developed non-producing                           $ 3,509,009
               Proved undeveloped                                       $67,737,953
                                                                        -----------
                   Total                                                $72,900,389


---------------------
(1)  Prices based on $19.50 per Bbl of oil and $1.95 - $2.25 per Mcf of gas.

         The reserve data set forth in this Annual Report is only an estimate. Numerous uncertainties are inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision by the results of later drilling, testing and production. Accordingly, reserve estimates often differ from the quantities of oil and gas ultimately recovered. The meaningfulness of estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

         In general, oil and gas production declines as reserves are depleted. Except to the extent that Cotton Valley acquires proven reserves or succeeds in exploring and developing its own reserves, or both, Cotton Valley's proven reserves will decline as they are produced. Cotton Valley's future oil and gas production is, therefore, highly dependent upon its ability to acquire or develop additional reserves.

ACREAGE

         The following table provides information regarding Cotton Valley's undeveloped leasehold acreage as of July 31, 1997. Acreage in which Cotton Valley's interest is limited to royalty, overriding royalty and similar interests is excluded.


                                                                            UNDEVELOPED
                                                                            -----------
                                         DEVELOPED ACREAGE                    ACREAGE
                                         -----------------                    -------
                                         GROSS         NET             GROSS            NET
                                         -----         ---             -----            ---
Cheneyboro Field                           820          820            6,680           5,680
N.E. Alden Field                           550          481              0               0
Means (Queen Sand)                       2,096        2,096              0               0
Unit
Others                                     680          340              0               0

PRODUCTIVE WELLS

         The total gross and net wells, expressed separately for oil and gas, as of July 31, 1997, are as follows:


                                   GROSS                             NET
                                   -----                             ---
LOCATION                 OIL        GAS       TOTAL      OIL         GAS       TOTAL
--------                 ---        ---       -----      ---         ---       -----
Texas                     18           1         19         18         1         19
Oklahoma                  14           3         17      12.25         2       14.2
Louisiana                  0           6          6          0       .37        .37
                          --          --         --      -----      ----      -----
                          32          10         42      30.25      3.37      33.57

         The Company did not own any significant producing properties during fiscal 1996.

EXECUTIVE OFFICES

         The Company leases approximately 3,000 square feet of office space at 8350 North Central Expressway, Suite M2030, Dallas, Texas 75206, on a month-to-month basis at a rent of $3,600 per month. The Company also leases 3,000 square feet at 4849 Greenville Avenue (the Old Aspen offices) at $3,780 per month under a lease which expires August 18, 1998.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not currently party to any legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1997 nor the first quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The Common Stock began trading through the Canadian Dealing Network on June 24, 1996, under the symbol "CVZC." From June 24, 1996, through September 30, 1997, the following table sets forth the high and low bid information for Cotton Valley's Common Stock in Canadian Dollars as reported on the Canadian Dealing Network. The information in the table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. During this period, the Canadian Dollar traded in the $.72 to $.74 range. On September 30, 1997 one Canadian Dollar was worth $.72.


                                         High             Low
                                         ----             ---
June 24-30, 1996                         $2.80           $2.50
July 1-September 30, 1996                $2.60           $1.20
October 1-December 31, 1996              $1.90           $0.75
January 1-March 31, 1997                 $3.45           $1.45
April 1-June 30, 1997                    $2.55           $1.50
July 1-September 30, 1997                $6.50           $1.95

         Cotton Valley's Common Stock began trading through the NASD Electronic Bulletin Board on January 14, 1997 under the symbol "CTVYF". On July 1, 1997, the Company's symbol was changed to CTVY. From January 14, 1997 to September 30, 1997 the following table sets forth the high and low bid information for Cotton Valley's Common Stock in U.S. currency as reported on the NASD Electronic Bulletin Board. The Company has made application to list its Common Stock on the American Stock Exchange and the Toronto Stock Exchange; however, no assurance can be given that the Common Stock will be listed on either exchange. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                         High             Low
                                         ----             ---
January 14-March 31, 1997                $2.20           $1.00
April 1-June 30, 1997                    $1.81           $1.12
July 1-September 30, 1997                $4.81           $1.38

         HOLDERS. As of September 15, 1997, there were approximately 1,086 record holders of the Company's Common Stock.

         DIVIDENDS. The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on the Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. In addition, the Company may not pay any dividends on common equity unless and until all dividend rights on outstanding preferred stock, if any, have been satisfied. The only other restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law or by certain credit agreements.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FISCAL YEAR 1997 AND FISCAL YEAR 1996

         During the fiscal year ended June 30, 1997, Cotton Valley incurred a net loss of $2,006,878. The loss of $2,006,878 for fiscal 1997 compares to a loss of $712,360 for fiscal 1996. This 181% increase in net loss is primarily attributable to increases in general and administrative expenses.

         Oil and gas production costs were $252,272 in 1997 (none in 1996). This is primarily comprised of costs related to the N.E. Alden Field and particularly to rehabilitation costs which were not capitalized. Cotton Valley initially acquired its interest in the N.E. Alden Field in December 1996 for $416,328 of which $35,000 was paid in December 1996 and $381,328 was paid upon closing on March 3, 1997. Oil and gas sales from the N.E. Alden Field in fiscal 1997 were approximately $200,000. Rehabilitation work on two wells in the Cheneyboro Field in the fourth quarter of fiscal 1996 resulted in oil and gas sales of $74,473 during fiscal 1997.

         General and administrative costs were $2,825,678 in fiscal 1997, an increase of $1,859,902 or 193% over the $965,776 incurred in fiscal 1996. Included in 1997 general and administrative expenses is $1,286,700 (representing 46% of total general and administrative expenses) representing the value of shares and warrants issued to obtain certain investor relations services. Included in 1997 general and administrative expense is approximately $212,000 representing costs incurred with respect to a public offering of securities which did not materialize. The rest of the increase in general and administrative expense can be attributed to a higher level of staffing throughout 1997, compared to staff levels which were in place for only part of 1996.

         The Company recognized an income tax benefit of $919,000 in 1997 compared to $387,000 in 1996. This is directly related to the size of the loss before income taxes.

         During fiscal 1996, Cotton Valley issued 300,000 shares for services which was recorded at $446,950. Other expenses during this period were 657,796. The loss before income tax benefit of $387,000 was $1,099,360.

FISCAL YEAR 1996 AND FISCAL PERIOD 1995

         From February 15, 1995 (inception), to June 30, 1996, Cotton Valley accumulated a deficit of $762,277 after an income tax benefit of $412,000. During this period, Cotton Valley acquired its properties, merged with Arjon, issued debentures and notes and sold stock for cash.

         Legal, audit and accounting fees were $190,053, which represents 17% of the net loss before tax through June 30, 1996.

         Management fees of $82,840 and salaries of $163,309, for a total of $246,149, represent 22% of the net loss before tax through June 30, 1996. Cotton Valley paid management fees of $10,000 per month from incorporation to July 31, 1995, and $20,000 per month from August 1, 1995 to March 31, 1996, for the full-time services of two of its officers.

Effective April 1, 1996, each of these officers received a salary of $10,000 per month. A third officer earned $10,000 per month from August 1, 1995. A fourth officer earned $10,000 per month from May 1, 1996.

         Management fees and salaries totaling $194,951 from inception through June 30, 1996, were capitalized into oil and gas properties and are thus not included in the accumulated deficit as of that date. These costs represent the estimated portion of the compensation directly attributable to acquisition of the properties in the Cheneyboro Field and related development activities.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, Cotton Valley had a working capital deficiency of approximately $600,000. Management estimates that aggregate capital expenditures of approximately $20.0 million will be required to develop its reserves, of which $10.0 million is expected to be incurred during the year ending June 30, 1998. Cotton Valley intends to finance development with the proceeds from private placements, exercise of options, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

         Since July 1, 1997, the Company has raised $454,000 through the sale of 272,700 shares of its Common Stock in a private placement and issued $125,000 of 15% two-year notes. In addition, from July 1, 1997 through September 15, 1997, warrants to purchase approximately 433,000 shares of stock had been exercised for proceeds of $866,000.

         The Company expects that its capital expenditure requirements will be met as follows:

          - through the proceeds received from the exercise of outstanding warrants;
          - institutional reserves based development financing mezzanine loans;
          - traditional commercial bank asset lending;
          - private sales of securities; and
          - revenues from operations.

           Management believes a combination of the above plans will provide the necessary liquidity to operate the Company over the next 12 months. No assurance can be given that any additional financing will be available to Cotton Valley on acceptable terms or at all. The inability to obtain additional financing would have a material adverse effect on Cotton Valley, including requiring Cotton Valley to curtail significantly its development of the properties. Any financing may involve substantial dilution to the interests of Cotton Valley's then existing stockholders.

ESTIMATED RESERVES

           The carrying value of Cotton Valley's oil and gas properties is supported almost entirely by proved undeveloped reserves. Cotton Valley emphasizes that reserve estimates of new discoveries or undeveloped properties are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change materially as future information becomes available.

ITEM 7.        CONSOLIDATED FINANCIAL STATEMENTS AND UNAUDITED
               SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE                                                PAGE
--------------------------------------------------------------                                                ----
Independent Auditor's Report...............................................................................    20

FINANCIAL STATEMENTS

Consolidated Balance Sheet at June 30, 1997 and 1996.......................................................    21

Consolidated Statements of Operations for the Years Ended June 30, 1997 and 1996...........................    23

Consolidated Statement of Changes in Stockholders' Equity for the Period
     February 15, 1995 to June 30, 1997....................................................................    24

Consolidated Statements of Cash Flows for the Years Ended June 30, 1997 and 1996...........................    27

Notes to Consolidated Financial Statements.................................................................    29

Supplemental Information (Unaudited).......................................................................    38

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Cotton Valley Resources Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Cotton Valley Resources Corporation and subsidiaries (a development stage company) as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996, and the period from February 15, 1995 (date of incorporation) to June 30, 1995 and the period from February 15, 1995 to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996, the period from February 15, 1995 (date of incorporation) to June 30, 1995 and the period from February 15, 1995 to June 30, 1997 in accordance with generally accepted accounting principles.

The carrying value of the Company's oil and gas properties is supported primarily by proved undeveloped reserves.


HEIN + ASSOCIATES LLP

Dallas, Texas
September 15, 1997

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)



                          CONSOLIDATED BALANCE SHEETS
                          (Expressed in U. S. Dollars)


                                     ASSETS

                                                                     AS OF JUNE 30,
                                                       -------------------------------------------
                                                          1997
                                                       Pro Forma
                                                       (Unaudited)         1997            1996
                                                       -----------     -----------     -----------
                                                        (Note 9)
CURRENT ASSETS:
   Cash                                                $   442,612     $   642,612     $   803,070
   Accrued oil and gas sales                                85,602          85,602              --
   Prepaid expenses                                         25,196          25,196              --
                                                       -----------     -----------     -----------
           Total current assets                            553,410         753,410         803,070

PROVED OIL AND GAS PROPERTIES  (full cost method)
   net of accumulated depletion of $27,000 and $0       18,121,346      11,821,346      11,140,724

OFFICE FURNITURE AND EQUIPMENT, net of
    accumulated depreciation of $14,813 and $1,684          40,649          40,649          35,536
                                                       -----------     -----------     -----------
           Total assets                                $18,715,405     $12,615,405     $11,979,330
                                                       ===========     ===========     ===========





                                   Continued

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)


                     CONSOLIDATED BALANCE SHEETS, continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 AS OF JUNE 30,
                                                                ------------------------------------------------
                                                                   1997
                                                                Pro Forma
                                                                (Unaudited)           1997              1996
                                                                ------------      ------------      ------------
                                                                  (Note 9)
CURRENT LIABILITIES:
   Current portion of long-term debt                            $    200,000      $    200,000      $         --
   Note payable, net of discount of $124,000                         755,000           455,000                --
   Accrued payroll taxes                                             197,006           197,006                --
   Accounts payable                                                  384,433           384,433           516,689
   Accrued expenses                                                   31,598            31,598                --
   Other liability                                                    80,000            80,000                --
                                                                ------------      ------------      ------------
           Total current liabilities                               1,648,037         1,348,037           516,689

LONG-TERM DEBT                                                            --                --           586,049

ADVANCES FROM RELATED PARTIES                                        139,710           139,710           171,709

DEFERRED INCOME TAXES                                              1,769,000           669,000         1,588,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized-unlimited,
      issued -none                                                        --                --
   Common stock, no par value, authorized-unlimited:
      Issued -12,590,473 and 9,191,596 shares, respectively       17,407,063        12,707,063         9,879,160
      Subscribed - 177,000 shares                                    197,750           197,750                --
      Warrants                                                       323,000           323,000                --
   Deficit accumulated in development stage                       (2,769,155)       (2,769,155)         (762,277)
                                                                ------------      ------------      ------------
           Total stockholders' equity                             15,158,658        10,458,658         9,116,883
                                                                ------------      ------------      ------------

           Total liabilities and stockholders' equity           $ 18,715,405      $ 12,615,405      $ 11,979,330
                                                                ============      ============      ============


             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Expressed in U. S. Dollars)



                                                                        PERIOD FROM             PERIOD FROM
                                          YEAR ENDED JUNE 30,         FEBRUARY 15, 1995       FEBRUARY 15, 1995
                                    ------------------------------           TO                      TO
                                        1997              1996         JUNE 30, 1995            JUNE 30, 1997
                                    ------------      ------------     ---------------        -----------------
REVENUE:
   Oil and gas sales                $    272,243      $         --      $         --            $    272,243
   Interest income                         3,987             5,386                --                   9,373
                                    ------------      ------------      ------------            ------------
           Total revenues                276,230             5,386                --                 281,616

EXPENSES:
   Oil and gas production costs          252,272                --                --                 252,272
   Depletion                              27,000                --                --                  27,000
   General and administrative          2,825,678           965,776            74,917               3,866,371
   Interest                               97,158           138,970                --                 236,128
                                    ------------      ------------      ------------            ------------
           Total Expenses              3,202,108         1,104,746            74,917               4,381,771
                                    ------------      ------------      ------------            ------------

LOSS BEFORE INCOME TAXES              (2,925,878)       (1,099,360)          (74,917)             (4,100,155)

INCOME TAX BENEFIT                       919,000           387,000            25,000               1,331,000
                                    ------------      ------------      ------------            ------------

NET LOSS                            $ (2,006,878)     $   (712,360)     $    (49,917)           $ (2,769,155)
                                    ============      ============      ============            ============

NET LOSS PER SHARE                  $       (.20)     $       (.06)     $         --
                                    ============      ============      ============

WEIGHTED AVERAGE SHARES                9,901,000        11,403,000        10,655,000
                                    ============      ============      ============


             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1997
                          (Expressed in U. S. Dollars)


                                                                                                                 COMMON STOCK
                                                                                           COMMON STOCK           SUBSCRIBED
                                                                                      ---------------------     --------------
                                                                                      SHARES         AMOUNT     SHARES  AMOUNT
                                                                                      ------         ------     ------  ------
Issued upon incorporation to officers
   ($.003 per share)                                                                  560,001     $     1,401      --     --
Issued March 10, 1995 for the potential
   acquisition of subsequently abandoned
   oil and gas properties (621,600 shares
   issued and 310,800 shares canceled
   $.003 per share)                                                                   310,800             777      --     --
Issued March 10, 1995 for the acquisition
   of oil and gas properties ($1.82 per share)                                      3,875,957       7,072,914      --     --
Issued June 1, 1995 for cash ($1.00 per share)                                         10,000          10,000      --     --
Net loss                                                                                   --              --      --     --
                                                                                    ---------       ---------    ----   ----
BALANCES,  June 30, 1995                                                            4,756,758       7,085,092      --     --

Issued July - December 1995 in
   connection with notes payable
   ($1.49 per  share)                                                                 107,258         160,008      --     --
Repayment and conversion to equity
   of notes payable, net of amortized discount                                             --         (72,000)     --     --
Issued December 29, 1995 to officers
   upon conversion of special shares
   ($.004 per share)                                                                1,440,000           5,840      --     --
Issued December 29, 1995 as advance
   for stock offering costs ($1.49 per share)                                         340,000         506,409      --     --
Issued December 29, 1995 to officers
   for services ($1.49 per share)                                                     300,000         446,950      --     --
Sale of shares for cash during April - June
   1996 ($1.64 per share)                                                           1,272,500       2,089,872      --     --
Issued June 14, 1996 upon conversion
   of debentures ($1.48 per share)                                                    288,529         426,474      --     --
Issued June 14, 1996 to former Arjon
     shareholders ($.21 per share)                                                    686,551         146,300      --     --
Share issuance costs                                                                       --        (915,785)            --
Net loss                                                                                   --              --      --     --
                                                                                    ---------       ---------    ----   ----
BALANCES, June 30, 1996                                                             9,191,596       9,879,160      --     --

                                                                                         SPECIAL SHARES
                                                                                     ----------------------
                                                                                     SHARES          AMOUNT             WARRANTS
                                                                                     ------          ------             --------
Issued upon incorporation to officers
   ($.003 per share)                                                                2,100,000      $         8               --
Issued March 10, 1995 for the potential
   acquisition of subsequently abandoned
   oil and gas properties (621,600 shares
   issued and 310,800 shares canceled
   $.003 per share)                                                                        --               --               --
Issued March 10, 1995 for the acquisition
   of oil and gas properties ($1.82 per share)                                             --               --               --
Issued June 1, 1995 for cash ($1.00 per share)                                             --               --               --
Net loss                                                                                   --               --               --
                                                                                    ---------      -----------             ----
BALANCES,  June 30, 1995                                                            2,100,000                8               --

Issued July - December 1995 in
   connection with notes payable
   ($1.49 per  share)                                                                      --               --               --
Repayment and conversion to equity
   of notes payable, net of amortized discount                                             --               --               --
Issued December 29, 1995 to officers
   upon conversion of special shares
   ($.004 per share)                                                               (2,100,000)              (8)              --
Issued December 29, 1995 as advance
   for stock offering costs ($1.49 per share)                                              --               --               --
Issued December 29, 1995 to officers
   for services ($1.49 per share)                                                          --               --               --
Sale of shares for cash during April - June
   1996 ($1.64 per share)                                                                  --               --               --
Issued June 14, 1996 upon conversion
   of debentures ($1.48 per share)                                                         --               --               --
Issued June 14, 1996 to former Arjon
     shareholders ($.21 per share)                                                         --               --               --
Share issuance costs                                                                       --               --               --
Net loss                                                                                   --               --               --
                                                                                    ---------      -----------             ----
BALANCES, June 30, 1996                                                                    --               --               --

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                                                 IN DEVELOPMENT
                                                                                     STAGE             TOTAL
                                                                                 --------------        -----
Issued upon incorporation to officers
   ($.003 per share)                                                              $        --      $     1,409
Issued March 10, 1995 for the potential
   acquisition of subsequently abandoned
   oil and gas properties (621,600 shares
   issued and 310,800 shares canceled
   $.003 per share)                                                                        --              777
Issued March 10, 1995 for the acquisition
   of oil and gas properties ($1.82 per share)                                             --        7,072,914
Issued June 1, 1995 for cash ($1.00 per share)                                             --           10,000
Net loss                                                                              (49,917)         (49,917)
                                                                                  -----------       ----------
BALANCES,  June 30, 1995                                                              (49,917)       7,035,183

Issued July - December 1995 in
   connection with notes payable
   ($1.49 per  share)                                                                      --          160,008
Repayment and conversion to equity
   of notes payable, net of amortized discount                                             --          (72,000)
Issued December 29, 1995 to officers
   upon conversion of special shares
   ($.004 per share)                                                                       --            5,832
Issued December 29, 1995 as advance
   for stock offering costs ($1.49 per share)                                              --          506,409
Issued December 29, 1995 to officers
   for services ($1.49 per share)                                                          --          446,950
Sale of shares for cash during April - June
   1996 ($1.64 per share)                                                                  --        2,089,872
Issued June 14, 1996 upon conversion
   of debentures ($1.48 per share)                                                         --          426,474
Issued June 14, 1996 to former Arjon
     shareholders ($.21 per share)                                                         --          146,300
Share issuance costs                                                                       --         (915,785)
Net loss                                                                             (712,360)        (712,360)
                                                                                  -----------        ---------
BALANCES, June 30, 1996                                                              (762,277)       9,116,883


                                   Continued

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)


      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY, continued
             FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1997
                          (Expressed in U. S. Dollars)


                                                                                     COMMON STOCK
                                                          COMMON STOCK                SUBSCRIBED         SPECIAL SHARES
                                                      --------------------        -------------------    ---------------
                                                      SHARES        AMOUNT        SHARES       AMOUNT    SHARES   AMOUNT
                                                      ------        ------        ------       ------    ------   ------
Issued August 13, 1996 for exercise
   of warrants ($1.64 per share)                       6,667        10,950            --            --       --       --
Issued in August and November 1996 for
   exercise of warrants ($.48 per share)             175,001        84,315            --            --       --       --
Sales of shares for cash during November 1996
   ($.73 per share)                                  100,000        73,365            --            --       --       --
Issued primarily in December 1996 for
   services ($.78 per share)                          86,888        67,432            --            --       --       --
Issued in December 1996 to settle
   liabilities ($.73 per  share)                      53,750        39,238            --            --       --       --
Issued in December 1996 for investor relations
   services ($.73 per share)                       1,490,000     1,087,700            --            --       --       --
Sale of shares for cash on January 7, 1997
   ($.82 per share), less commission of
   $16,400                                           200,000       147,825            --            --       --       --
Issued during January 1997 for exercise of
   warrants ($.48 per share)                         241,666       116,434            --            --       --       --
Issued February 5, 1997 for exercise of
   warrants ($2.00 per share)                         11,239        22,562            --            --       --       --
Issued February 5, 1997 for exercise of
   warrants ($1.47 per share)                         37,741        55,791            --            --       --       --
Issued during March 1997 for exercise of
   warrants ($1.64 per  share)                        31,667        52,014            --            --       --       --
Sale of shares from December 1996
   through March 1997 for cash, including
   shares subscribed but not issued ($.75
   per share)                                       375,000       281,250       125,000        93,750       --       --
Sale of shares for cash during February -
   June 1997 ($1.51 per share)                       266,667       402,527            --            --       --       --

                                                            DEFICIT
                                                          ACCUMULATED
                                                         IN DEVELOPMENT
                                                WARRANTS     STAGE        TOTAL
                                                -------- --------------   -----
Issued August 13, 1996 for exercise
   of warrants ($1.64 per share)                     --       --        10,950
Issued in August and November 1996 for
   exercise of warrants ($.48 per share)             --       --        84,315
Sales of shares for cash during November 1996
   ($.73 per share)                                  --       --        73,365
Issued primarily in December 1996 for
   services ($.78 per share)                         --       --        67,432
Issued in December 1996 to settle
   liabilities ($.73 per  share)                     --       --        39,238
Issued in December 1996 for investor relations
   services ($.73 per share)                         --       --     1,087,700
Sale of shares for cash on January 7, 1997
   ($.82 per share), less commission of
   $16,400                                           --       --       147,825
Issued during January 1997 for exercise of
   warrants ($.48 per share)                         --       --       116,434
Issued February 5, 1997 for exercise of
   warrants ($2.00 per share)                        --       --        22,562
Issued February 5, 1997 for exercise of
   warrants ($1.47 per share)                        --       --        55,791
Issued during March 1997 for exercise of
   warrants ($1.64 per  share)                       --       --        52,014
Sale of shares from December 1996
   through March 1997 for cash, including
   shares subscribed but not issued ($.75
   per share)                                        --       --       375,000
Sale of shares for cash during February -
   June 1997 ($1.51 per share)                       --       --       402,527




                                   Continued

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)



      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY, continued
             FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1997
                          (Expressed in U. S. Dollars)




                                                                                             COMMON STOCK
                                                           COMMON STOCK                       SUBSCRIBED
                                                     -----------------------           ------------------------
                                                     SHARES           AMOUNT           SHARES            AMOUNT
                                                     ------           ------           ------            ------
Issuance of shares in May 1997 for
    services (1.84 per share)                         20,400           37,500               --               --
Cash received in June 1997 as
    prepayment for subsequent exercise of                --                --           52,000          104,000
    warrants ($2.00 per share)
Issuance of shares in June 1997 for
    conversion of notes payable ($1.16 per
    share)                                           302,191          349,000               --               --
Estimated fair value of warrants issued for
    services in November 1997 and as
    discount on note payable in June 1997                 --               --               --               --
Net loss                                                  --               --               --               --
                                                  ----------     ------------          -------     ------------
BALANCES, June 30, 1997                           12,590,473     $ 12,707,063          177,000     $    197,750
                                                  ==========     ============          =======     ============

                                                                                          DEFICIT
                                                   SPECIAL SHARES                       ACCUMULATED
                                                  -----------------                    IN DEVELOPMENT
                                                  SHARES     AMOUNT      WARRANTS          STAGE            TOTAL
                                                  ------     ------      --------      --------------       -----
Issuance of shares in May 1997 for
    services (1.84 per share)                      --            --               --               --            37,500
Cash received in June 1997 as
    prepayment for subsequent exercise of          --            --               --               --           104,000
    warrants ($2.00 per share)
Issuance of shares in June 1997 for
    conversion of notes payable ($1.16 per
    share)                                         --            --               --               --           349,000
Estimated fair value of warrants issued for
    services in November 1996 and as
    discount on note payable in June 1997          --            --          323,000               --           323,000
Net loss                                           --            --               --       (2,006,878)       (2,006,878)
                                                  ---        ------     ------------       ----------      ------------
BALANCES, June 30, 1997                            --        $   --     $    323,000       (2,769,155)     $ 10,458,658
                                                  ===        ======     ============       ==========      ============


             See accompanying notes to these financial statements.

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Expressed in U. S. Dollars)


                                                                                                    PERIOD FROM      PERIOD FROM
                                                                         YEAR ENDED JUNE 30,        FEBRUARY 15,     FEBRUARY 15,
                                                                    ----------------------------      1995 TO          1995 TO
                                                                        1997             1996       JUNE 30, 1995    JUNE 30, 1997
                                                                    -----------      -----------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,006,878)     $  (712,360)     $   (49,917)     $(2,769,155)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
         Deferred income tax benefit                                   (919,000)        (387,000)         (25,000)      (1,331,000)
         Amortization of debt discount                                       --           88,000               --           88,000
         Depletion and depreciation                                      40,128            1,683               --           41,811
         Common stock and warrants issued for services                1,391,632          446,950            2,181        1,840,763
         Change in accrued oil and gas sales and prepaid expenses      (110,797)              --               --         (110,797)
         Change in accrued and other liabilities                        308,604               --               --          308,604
         Change in accounts payable                                      97,744          286,689               --          384,433
         Other                                                            2,189            5,843               --            8,032
                                                                    -----------      -----------      -----------      -----------
              Net cash used by operating activities                  (1,196,378)        (270,195)         (72,736)      (1,539,309)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from (repayments of) related parties                        (32,000)         107,974           63,736          139,710
   Sales and subscription of common stock and exercise of
      warrants                                                        1,444,783        2,089,872           10,000        3,544,655
   Issuance of convertible debentures                                        --          426,474               --          426,474
   Issuance of note payable subsequently converted into
      convertible debentures                                                 --          146,300               --          146,300
   Payment of liability related to oil and gas property                      --         (500,000)              --         (500,000)
   Costs related to sale of stock and debentures                             --         (409,376)              --         (409,376)
   Issuance of note payable                                             579,000          250,000               --          829,000
   Repayment of note payable                                                 --         (250,000)              --         (250,000)
                                                                    -----------      -----------      -----------      -----------
              Net cash provided by financing activities               1,991,783        1,861,244           73,736        3,926,763


                                   Continued

                      COTTON VALLEY RESOURCES CORPORATION
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                          (Expressed in U.S. Dollars)



                                                                                                    PERIOD FROM       PERIOD FROM
                                                                         YEAR ENDED JUNE 30,        FEBRUARY 15,      FEBRUARY 15,
                                                                    ----------------------------      1995 TO            1995 TO
                                                                        1997             1996       JUNE 30, 1995    JUNE 30, 1997
CASH FLOWS FROM INVESTING ACTIVITIES:                               -----------      -----------    -------------    -------------
   Additions to oil and gas properties                                  (937,621)        (751,759)              --      (1,689,380)
   Acquisition of office equipment                                       (18,242)         (37,220)              --         (55,462)
                                                                     -----------      -----------      -----------     -----------
             Net cash used by investing activities                      (955,863)        (788,979)              --      (1,744,842)
                                                                     -----------      -----------      -----------     -----------

NET INCREASE (DECREASE) IN CASH                                         (160,458)         802,070            1,000         642,612

CASH - beginning of period                                               803,070            1,000               --              --
                                                                     -----------      -----------      -----------     -----------

CASH - end of year period                                            $   642,612      $   803,070      $     1,000     $   642,612
                                                                     ===========      ===========      ===========     ===========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                            $    38,059      $    37,010      $        --     $    75,069
   Conversion of debt and other liabilities to common stock              388,238          426,474               --         814,712
   Liabilities incurred in acquisition of oil and gas properties              --          586,049          500,000       1,086,049
   Retirement of debenture upon merger with Arjon                             --          146,300               --         146,300
   Oil and gas property option acquired with payable                          --               --          230,000         230,000
   Oil and gas properties acquired with common stock                          --               --        7,072,914       7,072,914
   Issuance of common stock for stock offering costs                          --          506,409               --         506,409
   Transfer of account payable and related property option               230,000               --               --         230,000


            See accompanying notes to these financial statements.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

1.       NATURE OF OPERATIONS

         The Company was incorporated under the laws of Ontario as Cotton Valley Energy Limited (CVEL) on February 15, 1995. It acquired all of the shares of Cotton Valley Energy Corporation (CVEC), a Nevada corporation, on June 30, 1995 in a one-for-one share and warrant exchange. CVEC was also incorporated in February 1995. CVEL had no substantive activity, so the acquisition of CVEC was accounted for as a recapitalization of CVEL with the net assets of CVEC. These consolidated financial statements have been prepared as if the Company had acquired CVEC at the Company's inception.

         The Company also owns 100% of the outstanding shares of Mustang Oil Field Equipment Co., a Nevada corporation that was formed to conduct used oil field equipment refurbishing and trading activities, and Cotton Valley Operating Company, a Texas corporation formed to operate oil and gas wells. Neither of the subsidiaries had commenced operations as of June 30, 1997. In addition, the Company owns 100% of Cotton Valley Energy, Inc., which was formed in 1997 to complete the Alden acquisition (see Note 3). Intercompany accounts and transactions are eliminated in consolidation.

         On June 14, 1996, the Company merged with Arjon Enterprises, Inc. (Arjon), an Ontario corporation and reporting issuer in Ontario. As a result of that merger the Company's name was changed to Cotton Valley Resources Corporation and a new capital structure was established. Transactions in the accompanying financial statements are reflected as if the resulting capital structure was in existence since inception. Arjon had no business activities and its only asset consisted of convertible debentures of the Company in the principal amount of $146,300. The Company accounted for the transaction as an issuance of stock for the net monetary assets of Arjon accompanied by a recapitalization. Former Arjon shareholders received 686,551 common shares (representing approximately 7.5% of the then outstanding common shares) of the Company.

         The Company is in the development stage and has not had material revenues from operations through June 30, 1997. The Company's planned principal business activity is to acquire, explore, and develop oil and gas properties. The Company also intends to refurbish and trade in used oil field equipment.

         The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Oil and Gas Properties

         The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized into a "full-cost pool."

         All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

         periodically and a provision for impairment is made to the full-cost amortization base when appropriate. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized.

         The net capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

         Revenue Recognition

         Revenue is accrued and recognized in the month the oil and gas is produced and sold.

         Office Equipment

         Office equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

         Foreign Currency Translation

         The Company's assets and principal activities are in the United States and its functional currency is the U.S. dollar. The effects of exchange rate changes on transactions denominated in Canadian dollars or other currencies are charged to operations. Foreign exchange gains or losses were insignificant for all periods presented.

         Income Taxes

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

         Deferred Site Restoration

         A provision is established for estimated future costs of site restoration of oil and gas production interests, including the removal of production facilities at the end of their useful life. Costs are based on management's estimates of the anticipated method and extent of site restoration. The annual charge is determined on the same basis as the depletion and amortization of the underlying asset.

         Net Loss Per Share

         Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options, and shares issued within a year prior to the initial filing of a registration statement are assumed to be outstanding for each year presented for purposes of the loss per share calculation.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

         Cash Flow Statement

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS 123), which was effective for the Company beginning with its 1997 fiscal year, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments based on fair value. If the grants are to employees, companies may elect to disclose only the pro forma effect of such grants on net income and earnings per share in the notes to financial statements and continue to account for the grants pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected the pro forma disclosure alternative for employee grants.

         Use of Estimates

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

3.       OIL AND GAS PROPERTIES

         Cheneyboro Field

         The Company acquired approximately 5,000 net acres of oil and gas leases in the Cheneyboro Field of Navarro County, Texas during fiscal years 1995 and 1996. The Company issued 3,252,533 common shares, granted 406,567 Class A warrants (see Note 5), and paid $500,000 in cash and a promissory note of $586,049 as consideration. The stock was recorded at $5,935,281, based on the estimated fair value of the properties. The Company determined fair value by reference to an independent engineering firm's reserve report. In fiscal year 1997, an additional 1,500 net acres were acquired. During the year ended June 30, 1996, the Company capitalized management fees and salaries of $195,476 directly related to the acquisition and proposed development of the property. No such costs were capitalized in the year ended June 30, 1997.

         Movico Field, Mobile County, Alabama

         The Company acquired an option to acquire an interest in oil and gas leases in the Movico Field of Mobile County, Alabama in fiscal year 1995. Consideration included 77,928 Class A warrants and 623,424 common shares, which were recorded at $1,137,635, based on the estimated fair value of the properties. The Company determined fair value by reference to an independent engineering firm's reserve report. In June 1997, the Company transferred the option to the company from which the Sword Unit option (see below) was acquired in exchange for a reduction in that option price.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

         Sword Unit, Offshore Santa Barbara, California

         The Company has entered into option agreements to acquire a working interest in the Sword Unit, Offshore Santa Barbara, California. The Company paid $400,000 in fiscal year 1996 to acquire the option. In addition, the Company agreed to pay an additional $125,000 in fiscal year 1997 to settle a contingent liability of up to $1,000,000 due upon closing the acquisition. To complete the option and acquire the working interest, the Company was initially required to pay $12,000,000 in cash and marketable securities (including the $1,000,000 referred to above) on closing sometime in 1997. In June 1997, in connection with the transfer of the Movico property described above, the requirement was reduced to $8,000,000, of which $2,000,000 may be in the Company's stock at the election of the other party. The Company is also required to participate in a $4,000,000 letter of credit related to the abandonment of two existing wells if it acquires the working interest.

         Alden Properties, Caddo County, Oklahoma

         In fiscal year 1997, the Company acquired an interest in the Alden properties for $390,000.

         Aspen Energy Corporation

         Subsequent to June 30, 1997, the Company acquired Aspen Energy Corporation as described in Note 9.

4.       NOTES PAYABLE AND LONG-TERM DEBT

         The Company has a $579,000 note payable at June 30, 1997 to a company that provided investor relations services to the Company and owns stock in the Company. The note bears interest at 9% and is due October 24, 1997. The note is collateralized by the Company's rights to certain oil and gas properties and is convertible into the Company's common stock at $1.67 per share. Warrants to purchase 161,351 shares at $2.08 through April 30, 2002 were also granted in connection with this transaction. The estimated fair value of the warrants at the time of grant of $124,000 has been accounted for as a discount to the note.

         The Company has promissory notes payable totaling $200,000 and $586,049 at June 30, 1997 and 1996, respectively, for the unpaid purchase price of the Cheneyboro oil and gas properties (see Note 3). The notes are collateralized by the properties and are due July 17, 1997. Interest is payable quarterly at 12%. In June 1997, the creditor converted $349,000 of the balance to common stock. In connection with the conversion, the creditor was granted warrants to purchase 302,191 shares as described in Note 5.

5.       STOCKHOLDERS' EQUITY

         The Company has an unlimited number of preferred shares authorized, which may be issued in series and include such rights and preferences as authorized by the board of directors. The board of directors has authorized the issuance of up to 2,000,000 shares of 8% Cumulative Convertible Preferred Stock. No such shares have been issued as of June 30, 1997. If the shares were to be issued, holders of the Preferred Stock would be entitled to two votes per share on all matters submitted to a vote of the Company's shareholders. In addition, such holders would be entitled to receive cumulative dividends at the rate of 8% per annum, payable at the election of the Company in cash or in shares of common stock. Holders of the Preferred Stock would have a liquidation preference, limited to $6.00 per share of Preferred Stock; and each outstanding share of Preferred Stock would be convertible at any time by the holder into two shares of common stock.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

         Shortly after incorporation, the Company issued 2,100,000 special shares for total cash consideration of $2.00 to officers, which were subsequently exchanged for 1,440,000 common shares of the Company. The special shares were issued in exchange for preferred stock which had been issued upon incorporation of CVEC and subsequently canceled.

         In connection with the acquisition of oil and gas properties, including a property abandoned following its acquisition, the Company granted 518,345 Class A warrants. In connection with the issuance of notes payable and debentures, the Company granted 112,390 Class A warrants. The Company also issued 636,250 Class A warrants in conjunction with a private placement of common shares. Each Class A warrant is a right to purchase one common share for $2.00 until December 31, 1997. None of the Class A warrants had been exercised as of June 30, 1997.

         Effective January 31, 1996, each 2.5 outstanding shares of the Company's common stock were consolidated into one share and the previously authorized unlimited number of special shares were canceled. The financial statements reflect the consolidation of common shares as if it occurred on inception of the Company.

         In December 1995, the Company issued a total of 300,000 shares of common stock to two officers in exchange for services performed from June 1995 through December 1995. The shares were recorded at $446,950, which represented the estimated value of the shares.

         During the year ended June 30, 1996, the Company granted to senior employees options that enable the employees to purchase 800,000 shares of the Company's common stock for $1.83 per share until July 1, 2000. In fiscal year 1997, options to purchase an additional 330,000 shares were granted directors and employees under substantially the same terms. The Company is authorized to issue shares of common stock under its employee stock option plan to employees, officers, directors, consultants and other service providers, provided that insiders must not in the aggregate hold options exceeding 10% of the outstanding shares. None of the director and employee options had been exercised as of June 30, 1997.

         The Company has granted to the placement agent of the debenture and private placement offerings that occurred in fiscal year 1996 three-year options to purchase up to 10% of the common shares issued upon conversion of the debentures at a price equal to the conversion price. As a result, the agent has the right to buy 37,741 common shares at $1.48 per share until August 31, 1998; 73,739 common shares at $2.00 per share until December 31, 1997; and 125,000 common shares at $1.64 per share until April 30, 1998. Certain of these warrants were exercised in fiscal year 1997.

         In conjunction with the merger with Arjon, a total of 431,755 common shares are issuable to former Arjon shareholders for Arjon warrants in existence prior to the merger. These shares are issuable as follows:
         333,334 common shares until December 31, 1998 at an exercise price of $0.48 per share and 98,421 common shares at an exercise price of $1.64 per share until December 31, 1997. Certain of these warrants were exercised in fiscal year 1997.

         In November 1996, the Company entered into an agreement to obtain certain investor relations services. The other party was granted 1,490,000 shares of the Company's common stock as non-forfeitable compensation. The stock was recorded at $1,087,800, based on the Company's stock price at the date of the agreement. The other party was required to acquire 500,000 units, with each unit consisting of one

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

         share of the Company's common stock and a warrant to purchase one share for $0.80 through November 2001, for $375,000. As of June 30, 1997, the Company had received payment for the units, but 140,000 of the shares remained unissued. This has been recorded as common stock subscribed in the accompanying financial statements. None of the warrants had been exercised as of June 30, 1997. The estimated fair value of the warrants at the time of grant of $199,000 has been recorded as general and administrative expense.

         In fiscal year 1997, additional warrants were granted as set forth below. None of these warrants had been exercised as of June 30, 1997.

     o Warrants to acquire 266,667 shares for $1.68 per share through January 2002 were granted in connection with a private placement;

     o Warrants to acquire 200,000 shares at $.73 per share through December 31, 1999 were granted in connection with another private placement;

     o Warrants to acquire 302,191 shares at $1.28 through June 30, 2002 were granted in connection with conversion of a note payable to common stock as described in Note 4;

     o    Warrants to acquire 161,351 shares as described in Note 4;

     o Warrants to acquire 166,666 shares at $.73 per share through December 31, 1999 were granted officers.

     The following table summarizes the option and warrant activity for the years ended June 30, 1997 and 1996:


                                                        June 30, 1997           June 30, 1996
                                                    ---------------------   --------------------
                                                                 Weighted               Weighted
                                                                 Average                Average
                                                     Number      Exercise    Number     Exercise
                                                    of Shares      Price    of Shares     Price
                                                    ---------    --------   ---------   --------
Outstanding, beginning of year                      2,735,220     $ 1.73      630,735     $ 2.00
     Granted to:
         Employees, officers and directors            496,666       1.46      800,000       1.83
         Others                                     1,430,209       1.20    1,304,485       1.53
         Expired                                           --                      --
         Exercised                                   (413,981)       .70           --
                                                    ---------               ---------
Outstanding, end of year                            4,248,114       1.83    2,735,220       1.73
                                                    =========               =========

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

     All outstanding warrants and options were exercisable at June 30, 1997. If not previously exercised, warrants and options outstanding at June 30, 1997, will expire as follows:

                                                                    Weighted
                                                                    Average
                                                   Number           Exercise
            Year Ending June 30,                 of Shares           Price
          ------------------------              ------------        --------
                    1998                             191,754          $ 1.64
                    1998                           1,329,485            2.00
                    2000                             366,666             .73
                    2001                           1,130,000            1.83
                    2002                             500,000             .83
                    2002                             302,191            1.28
                    2002                             266,667            1.68
                    2002                             161,351            2.08
                                                ------------
                    Total                          4,248,114
                                                ============

     Presented below is a comparison of the weighted average exercise prices and market price of the Company's common stock on the measurement date for all warrants and stock options granted during fiscal years 1997 and 1996:


                                                    1997                             1996
                                      ------------------------------    ------------------------------
                                       Number     Exercise    Market     Number     Exercise    Market
                                      of Shares    Price      Price     of Shares    Price      Price
                                      ---------   --------    ------    ---------   --------    ------
Fair value equal to
    exercise price                     935,524     $ 1.18     $ 1.18     925,000     $ 1.64     $ 1.64
Fair value greater than
    exercise price                          --         --         --     469,496     $  .80     $ 1.97
Exercise price greater
    than fair value                    991,351     $ 1.35     $ 1.02     709,989     $ 2.00     $ 1.60

     Fair value of warrants granted to non-employees for services or in connection with debt transactions during the year ended June 30, 1997 was determined using the Black-Scholes option pricing model. Significant assumptions included a risk-free interest rate of 5.9%, expected volatility of 102%, and that no dividends would be declared during the expected term of the options. The weighted average contractual term of the warrants was approximately 5.0 years compared to a weighted average expected term of 2.0 years. The estimated fair value of warrants described above amounted to $323,000 of which $124,000 is recorded as a debt issuance cost in the balance sheet and $199,000 is recorded as general and administrative expense in the statement of operations.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost has not been recognized for grants of options and warrants to employees and directors unless the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


                                                                 Year Ended June 30,
                                                           --------------------------------
                                                               1997                1996
                                                           ------------        ------------
Net loss applicable to common stockholders:
     As reported                                           $ (2,006,878)       $   (712,360)
     Pro forma                                             $ (2,408,000)       $ (1,800,000)
Net loss per common share:
     As reported                                           $       (.20)       $       (.06)
     Pro forma                                             $       (.23)       $       (.16)

     The fair value of each employee option and warrant granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                   Year ended June 30,
                                                   -------------------
                                                   1997           1996
                                                   ----           ----
Expected volatility                                 102%           102%
Risk-free interest rate                             5.9%           6.1%
Expected dividends                                   --             --
Expected terms (in years)                           4.5            5.0

6.   RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1996 and the period from February 15, 1995 to June 30, 1995, the Company paid management fees in lieu of salaries to two corporations controlled by senior officers of the Company, aggregating $160,000 and $50,000, respectively. In addition, the Company has received advances from these two companies, net of repayments, totaling $139,710 and $171,709 at June 30, 1997 and 1996, respectively. The advances are unsecured, without interest and are due after June 30, 1998.

7.   INCOME TAXES

     The Company's deferred tax assets (liabilities) consist of the following:


                                                                                    JUNE 30,
                                                                       ----------------------------------
                                                                            1997                 1996
                                                                       -------------         ------------
Deferred tax liabilities:
   Difference in bases of oil and gas properties acquired               $ (2,000,000)        $ (2,000,000)
   Costs capitalized for books and deducted for tax                          (84,000)             (65,000)
                                                                       -------------         ------------
           Total deferred tax liabilities                                 (2,084,000)          (2,065,000)
                                                                       -------------         ------------
Deferred tax asset (net operating loss carryforwards)                      1,415,000              477,000
                                                                       -------------         ------------
           Net deferred tax liability                                  $    (669,000)        $ (1,588,000)
                                                                       =============         ============

     The difference from the expected income tax benefit for the year ended June 30, 1997 at the statutory federal tax rated of 34% and the actual income tax benefit is primarily the result of amounts related to the estimated

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

     value of warrants that were expensed for purposes of the financial statements, but are not deductible for income tax purposes. At June 30, 1997, the Company has available net operating loss carryforwards of approximately $4,000,000 to reduce future taxable income. These carryforwards expire from 2002 to 2004.

8.   CONCENTRATION OF CREDIT RISK AND  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 1997 and 1996, the Company had deposits in one financial institution that were approximately $543,000 and $700,000, respectively in excess of FDIC insurance limits.

     The Company's financial instruments at June 30, 1997 and 1996 are cash, accrued oil and gas sales, accounts payable, long-term debt and advances from related parties. Management believes the fair market values of cash, accrued oil and gas sales and accounts payable approximate carrying values due to the short-term nature of these instruments. Management has estimated the fair values of long-term debt and advances from related parties based on expected discounted cash flows and believes the fair values are not materially different than carrying values.

9.   SUBSEQUENT EVENTS

     On July 31, 1997, effective June 30, 1997, the Company acquired 100% of Aspen Energy Corporation, an oil and gas company, for $200,000 in cash, a $300,000 promissory note payable in two installments through January 1998 and 2,511,317 shares of the Company's common stock. In addition, the shareholders of Aspen agreed to deliver 270,000 of the shares they received in the transaction back to Aspen in satisfaction of obligations owed by such shareholders to Aspen in the amount of $425,000. Due to the significance of this transaction, it has been recorded by the Company in a pro forma column in the accompanying balance sheet as if it had occurred on June 30, 1997.

     In July 1997, the Company entered into a letter agreement with an investment banking firm to arrange a sale of part or all of the Company or a strategic alliance with a larger company. The investment banking firm was granted exclusive representation rights for a period of nine months and will receive a fee, if the transaction is completed, varying from 3% to 10% of the transaction size.

     In July 1997, the Company initiated a private placement of its common stock and of 15% two-year notes. Through September 15, 1997, the Company had sold 272,700 shares for net proceeds of $454,500 in the stock placement and raised $125,000 in the note offering. In addition, warrants to purchase approximately 433,000 shares of stock had been exercised for proceeds of $866,000 from July 1, 1997 through September 15, 1997.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

10.  SUPPLEMENTAL INFORMATION (UNAUDITED)

     Costs incurred by the Company with respect to its oil and gas producing activities are set forth below. No significant costs were incurred in exploration activities or in the acquisition of unproved properties.


                                                 FOR THE PERIODS ENDED
                                                        JUNE 30,
                                             ------------------------------
                                                 1997               1996
                                             -----------        -----------
Proved property acquisition cost             $   515,000        $ 1,110,054
Development costs                                422,621            227,754
                                             -----------        -----------
              Total                          $   937,621        $ 1,337,808
                                             ===========        ===========

11.  OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The following estimated net interests in proved reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

     The Company emphasizes that reserve estimates of new discoveries or undeveloped properties are more imprecise than those of producing oil and gas properties. The Company's reserves are substantially from undeveloped properties. Accordingly, these estimates are expected to change materially as future information becomes available. The Company's reserves were estimated by independent petroleum engineers. All of the Company's reserves are located onshore in the continental United States. The recoverability of the proved undeveloped reserves is dependent upon obtaining financing to exploit the reserves.

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

     The following table sets forth proved oil and gas reserves at June 30, 1997, 1996 and 1995 together with changes therein:


                                                   OIL AND         NATURAL
                                                  CONDENSATE         GAS
                                                  -----------    -----------
                                                    (BBLS)          (MCF)
                                                  -----------    -----------
Balance at February 15, 1995                               --             --
     Purchase of minerals in place                  4,294,000     12,882,000
                                                  -----------    -----------
Balance at June 30, 1995                            4,294,000     12,882,000
                                                  -----------    -----------
Balance at June 30, 1996                            4,294,000     12,882,000
     Purchase of minerals in place                    523,000      5,222,000
     Production                                       (12,000)       (34,000)
     Revision of prior estimates                      (19,000)        (8,000)
                                                  -----------    -----------
Balance at June 30, 1997                            4,786,000     18,062,000
                                                  ===========    ===========

Proved developed reserves at June 30:
     1995                                                  --             --
                                                  ===========    ===========
     1996                                              93,000        280,000
                                                  ===========    ===========
     1997                                             423,000      1,787,000
                                                  ===========    ===========

     The standardized measure of discounted future net cash flows at June 30, 1997, 1996 and 1995 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process described above are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     Standardized measure of discounted future net cash flows relating to proved reserves:


                                                               AT JUNE 30,
                                            -----------------------------------------------
                                                1997              1996            1995
                                            -------------    -------------    -------------
Future cash inflows                         $ 129,610,000    $ 118,003,000    $  98,023,000
Future production costs                       (18,826,000)     (15,013,000)     (13,249,000)
Future development costs                      (13,915,000)     (12,446,000)     (12,361,000)
                                            -------------    -------------    -------------
Future net cash flows, before income tax       96,869,000       90,544,000       72,413,000
Future income tax expenses                    (31,526,000)     (30,785,000)     (24,723,000)
                                            -------------    -------------    -------------
Future net cash flows                          65,343,000       59,759,000       47,690,000
10% discount to reflect timing of net
 cash flows                                   (22,543,000)     (19,315,000)     (17,890,000)
                                            -------------    -------------    -------------
Standardized measure of discounted future
      net cash flows                        $  42,800,000    $  40,444,000    $  29,800,000
                                            =============    =============    =============

                       COTTON VALLEY RESOURCES CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)

     Changes in standardized measure of discounted future net cash flows relating to proved reserves:


                                                      FOR THE PERIOD ENDED JUNE 30,
                                               --------------------------------------------
                                                   1997            1996            1995
                                               ------------    ------------    ------------
Standardized measure, beginning of period      $ 40,444,000    $ 29,800,000    $         --
Net change in sales price, net of production
costs                                            (5,288,000)     11,762,000              --
Accretion of discount                             4,044,000       2,980,000              --
Purchases of reserves in-place                    6,687,000              --      45,249,000
Production                                          (21,000)             --              --
Change in timing of production and other         (2,581,000)             --              --
Net changes in income taxes                        (485,000)     (4,098,000)    (15,449,000)
                                               ------------    ------------    ------------
Standardized measure, end of period            $ 42,800,000    $ 40,444,000    $ 29,800,000
                                               ============    ============    ============

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE ISSUER; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

             The following is a list of the names and ages of each of the Company's directors and executive officers:

Name                   Age  Position
--------------------   ---  --------
Eugene A. Soltero       54  Chairman of the Board and Chief Executive Officer
James E. Hogue          60  Director, President and Chief Operating Officer
Peter Lucas             43  Senior Vice President and Chief Financial Officer
Wayne T. Egan(1)        32  Director
Michael Kamis           44  Director
Richard J. Lachcik(2)   38  Director

---------------------
(1)  Member, Audit Committee
(2)  Member, Compensation Committee


         Eugene A. Soltero has served Cotton Valley as a director since February 1995. He was President from February 1995 to July 1996 and has been Chairman and Chief Executive Officer since January 1996. He has been Chairman and Chief Executive Officer of CV Trading since May 1995. From March 1994 to February 1995, Mr. Soltero was President and Chief Executive Officer of Cimarron Resources, Inc., an independent gas production company. From August 1991 to March 1994, he was Chairman of the Board, President and Chief Executive Officer of Aztec Energy Corporation, a publicly-held independent oil and gas production company. In June 1994, Aztec Energy Corporation entered into bankruptcy proceedings. Mr. Soltero has served as Chief Operating Officer and/or Chief Executive Officer for private and public oil and gas companies for more than 20 years, including directing the formation and growth of start-up companies. Early in his career, he was trained at Sinclair Oil Corporation in exploration and production management, served as Manager of Planning for Texas International Petroleum Corporation, and Petroleum Economist for DeGolyer and MacNaughton, petroleum exploration and production consultants. Mr. Soltero is a member of the Society of Petroleum Engineers, a member and former director of the Independent Petroleum Association of America and the Texas Independent Producers and Royalty Owners. He has also served, on two separate terms, as a director of the Independent Petroleum Refiners Association of America. He is a master's graduate of the Massachusetts Institute of Technology in business (where he was awarded the Sinclair Fellowship in Petroleum Economics) with an undergraduate engineering degree from The Cooper Union. Mr. Soltero is a registered professional engineer in the State of Texas.

         James E. Hogue became President, Chief Operating Officer and a director of Cotton Valley in July 1996 and he served as Chairman of CV Energy from February 1995 to January 1996 and Chairman of CV Trading from May 1995 to January 1996. He became President of CV Energy and CV Operating in January 1996. Mr. Hogue also has been director, President and major shareholder of Third Coast Capital, Inc., a venture capital company, since 1988. Since 1991, Mr. Hogue has served as President of Martex Oil and Gas, Inc. In 1983, Mr. Hogue formed Mayco Petroleum, Inc., for which he served as President until 1988. Early in his career, Mr. Hogue served as a driller for Leatherwood Company and as a core engineer for Sargent Diamond Bit, Inc. Subsequently, Mr. Hogue became President and major shareholder of a diamond bit manufacturing company. In the late 1970s, Mr. Hogue served for four years as President of Union Crude Oil Company, an exploration and drilling company, and for two years as Vice President of Independent Producers Marketing Company, a crude oil supply and transportation company. Mr. Hogue has participated in drilling or furnishing services for over 3,000 wells in Texas, Oklahoma, New Mexico, Louisiana and Colorado.

         Peter Lucas became Senior Vice President and Chief Financial Officer of Cotton Valley and all of its subsidiaries in August 1995. From May 1992 to July 1995, Mr. Lucas served as Chief Financial Officer to Canmax, Inc., a publicly traded company that developed software for oil and gas retailers. Mr. Lucas is a member of the Canadian Institute of Chartered Accountants. Mr. Lucas received his tax and accounting training at Coopers & Lybrand, which he left in 1984 to form his own tax practice. Six years later, Mr. Lucas' practice was merged into Coopers & Lybrand, with whom he was a partner until April 1992. He holds a bachelor of commerce degree from the University of Alberta.

         Wayne T. Egan is a partner in the law firm of Weir and Foulds and serves in the securities law section of said firm. He holds an L.L.B. from Queen's University and a Bachelor of Commerce from the University of Toronto, and is a member of the Canadian Bar Association. Weir and Foulds serves as Cotton Valley's corporate counsel.

         Michael Kamis has served Cotton Valley as a director since November 1996. Mr. Kamis has a Bachelor of Science degree in Petroleum Engineering from the University of Wyoming. He has held increasingly responsible positions throughout the world with oil and gas producers and service companies. Currently and continuously since 1985, Mr. Kamis serves as president of Apex Energy Consultants, Inc., of Calgary, Alberta, which provides reserve and economic evaluations to the petroleum industry and financial institutions. In this capacity, Mr. Kamis has managed reservoir and production studies in Canada, Southeast Asia, Europe, North Africa, Central America, Australia, and the U.S.

         Richard J. Lachcik has practiced law with the Toronto law firm of Weir and Foulds since 1988. He currently serves as the partner in charge of the securities law section. Mr. Lachcik is a graduate of Queen's University with an L.L.B., holds a B.A. from the University of Toronto, and is a member of the Ontario Bar. Weir & Foulds serves as Cotton Valley's corporate counsel. See "Legal Matters."

DIRECTOR COMPENSATION

         Directors who are not Cotton Valley employees receive $500 per meeting of the board and $500 per committee meeting not held on the same date as a board meeting. Directors are permitted to accept stock in lieu of cash. Employee directors receive no extra compensation for service on the board.

FAMILY RELATIONSHIPS

         There are no family relationships among the Company's directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None of the Company's directors or executive officers have been involved during the past five years in any legal proceedings material to an evaluation of such persons ability or integrity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder of the Common Stock, which would require the filing of any report pursuant to
Section 16(a) during the fiscal year ended June 30, 1997, that was not filed with the Company.


ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or to be paid to Cotton Valley's executive officers, directly or indirectly, for services rendered in all capacities for the period from inception to June 30, 1995, fiscal 1996 and fiscal 1997:


                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                            ANNUAL COMPENSATION(1)           COMPENSATION
                                                            ------------------------        ---------------
                                                                        OTHER ANNUAL          RESTRICTED
       NAME AND PRINCIPAL POSITION           YEAR             SALARY    COMPENSATION        STOCK AWARDS(2)
       ---------------------------           ----           --------    ------------        ---------------
Eugene A. Soltero, Chairman of the           1997           $120,000         $0                 $60,000
   Board and Chief Executive                 1996           $115,000         $0
Officer
                                             1995            $25,000         $0

James E. Hogue, President and                1997           $120,000         $0                 $60,000
Chief
   Operating Officer                         1996           $115,000         $0
                                             1995            $25,000         $0

Peter Lucas, Senior Vice President           1997           $110,000         $0
   and Chief Financial Officer               1996           $101,500         $0
                                             1995           $      0         $0

--------------------------
(1) Certain of Cotton Valley's executive officers receive personal benefits in addition to salary. The aggregate amounts of these benefits, however, do not exceed the lesser of $50,000 or 10% of the total annual salary reported for the executives.
(2) Each of Messrs. Soltero and Hogue received warrants to purchase 83,333 shares of Common Stock at a per warrant exercise price of $.72. The warrants expire December 31, 1999.

EMPLOYMENT AGREEMENTS

         Cotton Valley does not have employment contracts with any of its executive officers.

OPTIONS

         The following table sets forth information regarding options granted to executive officers under Cotton Valley's employee stock option plan in fiscal 1997:


                        OPTION GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

                             NUMBER OF               PERCENT OF TOTAL
                      SECURITIES(1) UNDERLYING      OPTIONS GRANTED TO         EXERCISE OR      EXPIRATION
         NAME             OPTIONS GRANTED        EMPLOYEES IN FISCAL YEAR       BASE PRICE         DATE
         ----         ------------------------   ------------------------      -----------      -----------
Eugene A. Soltero               -0-                         N/A                    N/A             N/A
James E. Hogue                  -0-                         N/A                    N/A             N/A
Peter Lucas                     -0-                         N/A                    N/A             N/A
Wayne Egan                     50,000                      13.8%                  $1.83        July 1, 2000
Michael Kamis                 200,000                      55.5%                  $1.83        July 1, 2000
Richard J. Lachcik             50,000                      13.8%                  $1.83        July 1, 2000

----------------------
(1)  Shares of Common Stock

         The following table sets forth information regarding the value of unexercised options held by executive officers as of June 30, 1997. No options were exercised by executive officers or directors of the Company during fiscal 1997.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                       NUMBER OF SECURITIES(1)          VALUE OF UNEXERCISED
                                       UNDERLYING-UNEXERCISED          IN-THE-MONEY-OPTIONS AT
                                         OPTIONS AT FY-END                      FY-END
NAME                                 EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
----                                 -------------------------        -------------------------
Eugene A. Soltero                             200,000/0                         $0/$0
James E. Hogue                                200,000/0                         $0/$0
Peter Lucas                                   200,000/0                         $0/$0
Wayne Egan                                     50,000/0                         $0/$0
Michael Kamis                                 200,000/0                         $0/$0
Richard J. Lachcik                             50,000/0                         $0/$0


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Cotton Valley's Common Stock as of September 15, 1997, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of Common Stock, (ii) each Cotton Valley director and executive officer, and (iii) all directors and executive officers of Cotton Valley as a group. Except as otherwise indicated, all persons listed below have (a) sole voting power and investment power with respect to their Common Stock except to the extent that authority is shared by spouses under applicable law, and (b) record and beneficial ownership of their shares.

                                                                                 PERCENTAGE OF
                                               AMOUNT AND NATURE OF               OUTSTANDING
                  NAME                         BENEFICIAL OWNERSHIP              COMMON STOCK
                  ----                         --------------------              -------------
Eugene A. Soltero (1)                             2,814,333 (4)                      17.2%
James E. Hogue (1)                                2,844,333 (5)                      17.3%
Peter Lucas (1)                                     350,000 (6)                       2.1%
Wayne T. Egan (2)                                    50,000 (7)                         *
Michael Kamis (3)                                   200,000 (7)                       0.1%
Richard J. Lachcik (2)                              100,000 (7)                         *
All directors and executive officers
   as a group (six persons)                       6,308,666 (8)                      36.8%

Liviakis Financial Communications,                2,237,000 (9)                      13.8%
     Inc.(9)

*Less than 1%.
(1) The address of Messrs. Soltero, Hogue and Lucas is 8350 North Central Expressway, Suite M2030, Dallas, Texas 75206.
(2) The address of Messrs. Egan and Lachcik is Suite 1600, 2 First Canadian Place, Toronto, Ontario, Canada M5X 1J5
(3) The address of Mr. Kamis is Suite 700, 816-8 Avenue SW, Calgary, Alberta, Canada T2P 3P2.
(4) Includes 200,000 shares of Common Stock subject to an employee stock option, 83,333 warrants to purchase 83,333 shares of Common Stock and the following shares, beneficial ownership of which is disclaimed: 710,000 shares of Common Stock owned by the Soltero Family Limited Partnership, 256,000 shares of Common Stock held by Mr. Soltero's wife and approximately 1,500,000 shares of common stock held as attorney under a voting trust agreement. See "Voting Agreements" below.
(5) Includes 200,000 shares of Common Stock subject to an employee stock option, 83,333 warrants to purchase 83,333 shares of Common Stock and the following shares, beneficial ownership of which is disclaimed: 740,000 shares of Common Stock owned by the Hogue Family Limited Partnership, 241,000 shares of Common Stock held by Mr. Hogue's wife and approximately 1,500,000 shares of Common Stock held as attorney under a voting trust agreement. See "Voting Agreements" below.
(6) Includes 200,000 shares of Common Stock subject to an employee stock option and 75,000 shares owned by Mr. Lucas' wife, beneficial ownership of which is disclaimed.
(7)  Includes 50,000 shares of Common Stock subject to an employee stock option.
(8) Includes 916,666 shares subject to options or warrants and 3,000,000 held as attorney under a voting trust agreement.
(9) Includes 100,000 shares to be issued for services, and the following shares, beneficial ownership of which is disclaimed: 125,000 shares owned by an officer of Liviakis Financial. The address of Liviakis Financial is 2420 ' Street, Sacramento, California 95816. See Certain Relationships and Related Transactions."

VOTING AGREEMENTS

        Under the terms of a Voting Trust Agreement (the "Voting Agreement"), unaffiliated parties that transferred their interests in certain properties to Cotton Valley in exchange for securities provided a power of attorney to Eugene
A. Soltero and James E. Hogue to vote approximately 3.28 million shares of Common Stock held by such property contributors in Messrs. Soltero and Hogue's discretion between January 1, 1996, and January 1, 2001. Each property contributor may transfer to unrelated third parties the Common Stock subject to the Voting Agreement at any time. The agreement expires with respect to the Common Stock transferred by any property contributor to an unaffiliated third party. The Company believes that as of September 15, 1997 approximately 3.0 million shares of Common Stock were subject to the Voting Agreement.

         Liviakis Financial and its beneficial holders have agreed that, with respect to any shares of Common Stock acquired by them pursuant to the Liviakis Agreement, they will vote such shares of Common Stock for a period of five years for directors nominated by Messrs. Hogue and Soltero. Approximately 1,949,000 shares are currently subject to this agreement.

         The four previous shareholders of Old Aspen have agreed, for a period of five years, to vote their shares of Common stock for directors nominated by Messrs. Hogue and Soltero. Messrs. Hogue and Soltero have agreed that following the reincorporation of Cotton Valley in any jurisdiction which allows a majority of the directors to be U.S. citizens that they will nominate and vote for Mr. Leon Romero, former President of Old Aspen, as a director of Cotton Valley. Mr. Romero has been designated an advisory director of Cotton Valley and has the right to attend all board meetings. Approximately 2,240,000 shares are currently subject to this agreement.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1995, Cotton Valley issued a total of 1,840,001 shares of Common Stock to Eugene A. Soltero and James E. Hogue for pre-incorporation services to Cotton Valley. In December 1995, Cotton Valley issued an additional 80,000 shares of Common Stock each to Eugene A. Soltero and James E. Hogue for pre-incorporation services. In December 1995, Cotton Valley issued 150,000 shares of Common Stock to Peter Lucas for post-incorporation services to Cotton Valley.

         During the year ended June 30, 1996, Cotton Valley granted to senior employees options that enable the employees to purchase 800,000 Common Shares of Cotton Valley for $1.83 per share until July 1, 2000. During the years ended June 30, 1996 and 1995, Cotton Valley paid management fees to two corporations controlled by senior officers of Cotton Valley, aggregating $160,000 and $50,000, respectively, in lieu of salaries. In addition, Cotton Valley has received advances from these two companies which total $171,709 at June 30, 1997. As of June 30, 1997, $149,710 of the advances remained outstanding. The advances are unsecured and without interest and are payable after June 30, 1998. During the year ended June 30, 1997, Cotton Valley paid to Weir and
Foulds approximately $50,000 in legal services. Most of the legal services are provided by Richard Lachcik and Wayne Egan, directors of Cotton Valley, who are members of Weir and Foulds. The foregoing transactions were on no less favorable terms than could have been obtained from unaffiliated third parties.

         Cotton Valley entered into an agreement effective November 7, 1996 and ending January 2, 1998 with Liviakis Financial of Sacramento, California. Liviakis Financial will advise and assist in the development and implementation of materials to inform the financial community about Cotton Valley, introduce Cotton Valley to the financial community, assist in dissemination of news releases and investor relations materials, assist in presentations to stockholders, brokers, dealers and others, respond to public inquiries, conduct meetings, review corporate strategy and identify acquisition candidates. In consideration of Liviakis Financial's services, Cotton Valley has sold a total of 500,000 shares of Common Stock to Liviakis Financial and an officer of Liviakis Financial for $.75 per share and agreed to issue 1,490,000 shares of Common Stock, of which 1,390,000 shares have been issued, to Liviakis Financial. Cotton Valley also granted Liviakis Financial and an officer of Liviakis Financial warrants to purchase 500,000 shares of Common Stock from January 2, 1998, until November 8, 2001, at $.80 per share. Liviakis Financial will receive no cash compensation or reimbursement. Based on the value of Common Stock on the Canadian Dealing Network at the time the contract was negotiated, Cotton Valley recorded an expense of $1,249,200 during the year ended June 30, 1997. Liviakis Financial has agreed to vote its shares for directors nominated by Messrs. Soltero and Hogue. Cotton Valley has agreed to file a registration statement before the end of calendar 1997 which includes the Common Stock held by Liviakis Financial.

         Any future transactions between Cotton Valley and its affiliates will be approved by a majority of disinterested directors and will be on terms no less favorable to Cotton Valley than those which could be obtained from unrelated third parties.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-KSB

(a)(1) Financial Statements: See Index to Consolidated Financial Statements on page 19.

(a)(2)   Exhibits: See Exhibit Index on page 49.

(b) Reports on Form 8-KSB: No reports on Form 8-KSB were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 1997.


COTTON VALLEY RESOURCES
CORPORATION
         (Registrant)

By: /s/ Eugene A. Soltero                By: /s/ Peter Lucas
    --------------------------------         --------------------------------
    Eugene A. Soltero                        Peter Lucas
    Chairman of the Board and Chief          Senior Vice President and Chief
    Executive Officer                        Financial Officer
    (Principal Executive Officer)            (Principal Financial and
                                              Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                     TITLE                                    DATE
---------                                     -----                                    ----
                                              Chairman of the Board and Chief                October 14, 1997
            /s/ Eugene A. Soltero             Executive Officer
-----------------------------------------
Eugene A. Soltero

                                              President, Chief Operating Officer             October 14, 1997
            /s/ James E. Hogue                and Director
-----------------------------------------
James E. Hogue

                                              Senior Vice President and Chief                October 14, 1997
            /s/ Peter Lucas                   Financial Officer
-----------------------------------------
Peter Lucas

            /s/ Wayne T. Egan                 Director                                       October 14, 1997
-----------------------------------------
Wayne T. Egan


            /s/ Michael Kamis                 Director                                        October 14, 1997
-----------------------------------------
Michael Kamis


            /s/ Richard J. Lachcik            Director                                       October 14, 1997
-----------------------------------------
Richard J. Lachcik

                       COTTON VALLEY RESOURCES CORPORATION

                                 EXHIBITS INDEX



EXHIBIT
NUMBER       DESCRIPTION
------       -----------
  3(a)*      Articles of Amalgamation
  3(b)*      Bylaws
  4          Description of the Common Stock
 11          Statement regarding computation of per share loss
 21          Subsidiaries
 23(a)       Consent Of K&A Energy Consultants, Inc.
 23(b)       Consent Of Ryder Scott Company
 27          Financial Data Schedule

------------------------
*Previously Filed and Incorporated by Reference herein.