Form 10QSB
period 1997-09-30
COTTON VALLEY RESOURCES CORP
filed 1997-11-20
CIK 1023947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

OR

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

                  Yes                           No   X
                      ---                           ---


         As of September 30, 1997, there were 16,511,367 shares of the Registrant's Common Stock outstanding.

                       COTTON VALLEY RESOURCES CORPORATION

                                      INDEX


                           PART I. FINANCIAL INFORMATION              Page No.
                                                                      --------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheet as at
         September 30, 1997                                               3

         Condensed Consolidated Statements of Operations
         For the nine months ended September 30, 1997 and 1996            4

         Condensed Consolidated Statements of Cash Flow
         For the three months ended September 30, 1997 and 1996           5

         Notes to Condensed Consolidated Financial Statements             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              7

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                8

ITEM 5.  OTHER INFORMATION                                                8

         SIGNATURES                                                       9

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                   (Unaudited)

                                     ASSETS
                                                                                (U.S. Dollars)
CURRENT ASSETS:
         Cash                                                                    $  1,483,640
         Accounts receivable                                                          564,568
         Prepaid expenses                                                              25,195
                                                                                 ------------
         TOTAL CURRENT ASSETS                                                       2,073,403

OIL & GAS PROPERTIES net of accumulated depletion of $56,188                       18,340,872

OILFIELD EQUIPMENT INVENTORY                                                           69,500

OFFICE EQUIPMENT, net of accumulated depreciation of $14,813                           48,811

OTHER ASSETS                                                                           43,453
                                                                                 ------------
       TOTAL ASSETS                                                              $ 20,576,039
                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                (U.S. Dollars)
CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                                  $    415,554
       Current portion of long-term debt                                              729,250
                                                                                 ------------
       TOTAL CURRENT LIABILITIES                                                    1,144,804

ADVANCES FROM RELATED PARTIES                                                         119,710

LONG TERM DEBT                                                                        125,000

DEFERRED INCOME TAXES                                                               1,769,000

STOCKHOLDERS' EQUITY:
       Preferred Stock, no par value, authorized-unlimited, none issued Common
       Stock, no par value, authorized-unlimited, 16,511,367 issued
          (including 270,000 shares held in treasury)                              19,972,124
       Deficit accumulated in development stage                                    (2,773,402)
       Accumulated Earnings                                                           218,803
                                                                                 ------------
       TOTAL STOCKHOLDERS' EQUITY                                                  17,417,525
                                                                                 ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 20,576,039
                                                                                 ============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                      COTTON VALLEY RESOURCES CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Expressed in U.S. Dollars)
                                  (Unaudited)


                                           Period from           Period from
                                       July 1, 1997 to       July 1, 1996 to
                                    September 30, 1997    September 30, 1996
                                    ------------------    ------------------
REVENUE:
   Oil and gas sales                $          195,201    $           19,484
   Equipment sales                             430,000
                                    ------------------    ------------------
         TOTAL REVENUE                         625,201                19,484
                                    ------------------    ------------------

EXPENSES:
   Oil and gas production                      136,736                12,502
   Equipment purchase and rework                79,098
   General and administrative                  181,832               290,586
   Interest                                     20,584                17,581
   Depreciation and Depletion                   29,188
                                    ------------------    ------------------
         TOTAL EXPENSES                        447,438               320,369
                                    ------------------    ------------------
PROFIT (LOSS) BEFORE INCOME TAXES              177,763              (300,885)

INCOME TAX BENEFIT (PROVISION)                 (44,441)               95,000
                                    ------------------    ------------------

NET PROFIT (LOSS)                   $          133,322    $         (205,885)
                                    ==================    ==================
NET PROFIT (LOSS) PER SHARE         $             0.01    $            (0.02)
                                    ==================    ==================
WEIGHTED AVERAGE SHARES                     14,567,455             9,186,000
                                    ==================    ==================


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                              Period from           Period from
                                                                          July 1, 1997 to       July 1, 1996 to
                                                                       September 30, 1997    September 30, 1996
                                                                       ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit (loss)                                                 $          133,322    $         (205,885)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
         Deferred income tax provision (benefit)                                   44,441               (95,000)
         Depreciation                                                              29,188                 2,786
         Common stock issued for services                                                                 7,207
         Change in accounts payable                                                 4,860               (73,521)
         Change in accruals and other liabilities                                 (85,337)
         Change in accounts receivable                                           (564,568)
                                                                       ------------------    ------------------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (438,094)             (267,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties                                                (20,000)
     Sale of common stock                                                         454,000                 4,015
     Issuance of secured notes payable                                            125,000
     Issuance of acquisition notes payable                                        300,000
     Costs related to sale of stock and notes                                     (60,000)
     Exercise of warrants                                                       1,679,310
     Repayment of notes payable                                                  (349,750)
                                                                       ------------------    ------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,128,560                 4,015

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties                                       (752,798)             (182,199)
     Purchase of other assets                                                     (96,640)              (35,000)
                                                                       ------------------    ------------------
     NET CASH USED BY INVESTING ACTIVITIES                                       (849,438)             (217,199)
                                                                       ------------------    ------------------
INCREASE (DECREASE) IN CASH                                                       841,028              (580,860)

CASH - Beginning of period                                                        642,612               803,070

CASH - End of period                                                   $        1,483,640    $          222,210
                                                                       ==================    ==================

SUPPLEMENTAL INFORMATION
     Cash paid for interest                                            $           34,584    $           37,010
     Debt incurred in acquisition of oil and gas properties                       300,000               586,049
     Conversion of debentures to common stock                                                           426,474
     Retirement of debenture upon merger with Arjon                                                     146,300
     Oil and gas properties acquired with common stock                          4,700,000
     Issuance of common stock for stock offering costs                                                   12,409


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(1)  NATURE OF BUSINESS AND BASIS OF PREPARATION AND PRESENTATION

     Cotton Valley Resources Corporation (the "Company") has its primary business focus in the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation. The Company also purchases, repairs, rehabilitates and sells used oilfield production equipment.

     The condensed consolidated financial statements of Cotton Valley Resources Corporation and subsidiaries (collectively "Cotton Valley") included herein have been prepared by Cotton Valley without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Cotton Valley believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included for the fiscal year ended June 30, 1997.

(2)  COMMON STOCK

     During the three months ended September 30, 1997, Cotton Valley issued 2,511,317 shares of common stock to four individuals to purchase Aspen Energy Corporation ("Aspen") which was recorded at $4,700,000, issued 272,700 shares of common stock in a private placement which was recorded at $454,000 (before deducting costs of $45,400), issued 9,447 shares of common stock for acquisition of an oil and gas well which was recorded at $35,000, and issued 1,117,430 shares of common stock on exercise of options and warrants for $1,679,310.

(3)  ACQUISITION OF ASPEN ENERGY CORPORATION

     During the period, Cotton Valley acquired Aspen for $5,200,000, consisting of $500,000 cash and notes and 2,511,317 shares of common stock of which 270,000 shares were returned to Cotton Valley by two Aspen shareholders in settlement of notes payable to Aspen in the amount of $425,000. The acquisition closed on July 31, 1997 and was accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST THREE MONTHS FISCAL 1998 AND FIRST THREE MONTHS FISCAL 1997

         During the three months ended September 30, 1997, Cotton Valley incurred a net profit of $133,332 which compares to a loss of $205,885 during the first three months of 1996. The improvement results from the first used equipment sales by Cotton Valley's wholly-owned subsidiary, Mustang Oilfield Equipment Company, oil and gas production during August and September from the Aspen Energy Corporation properties, and continued production from the Company's Alden Field property.

         Oil and gas sales increased 1002% from $19,484 for the three months ended September 30, 1996 to $195,201 for the three months ended September 30, 1997, reflecting the addition of the Aspen and Alden acquisitions. Oil and gas production costs increased 1093% from $12,502 for the three months ended September 30, 1996 to $136,736 for the three months ended September 30, 1997, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

         Used equipment sales for the first quarter of fiscal 1997 were $430,000 as compared to no sales for the comparable quarter of fiscal 1996. Cost of goods sold for the first quarter of fiscal 1997 was $79,098.

         General and administrative costs were $181,832 in the first quarter of fiscal 1998, a decrease of $120,956 or 40% less than the $302,788 incurred in the first quarter of fiscal 1997. Much of the decrease was due to an administrative cost reduction program instituted by management in mid-June, 1997.

         The Company has provided for income taxes of $44,441 for the first quarter of fiscal 1998 as compared to recognition of an income tax benefit of $95,000 for the first quarter of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, Cotton Valley has a working capital of $927,599 calculated by subtracting accounts payable of $415,554 and the current portion of long-term debt of $729,250 from current assets of $2,072,403. Management estimates that aggregate capital expenditures of approximately $15 million will be spent during the remainder of fiscal 1998 to acquire and develop oil and gas reserves. Cotton Valley intends to finance this acquisition and development with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of the date of this filing, there are no legal proceedings pending against Cotton Valley.

ITEM 5.  OTHER INFORMATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995:

         Certain statements in this filing, and elsewhere (such as in other filings by Cotton Valley with the Commission, press releases, presentations by Cotton Valley or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cotton Valley to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in Cotton Valley's quarterly revenues and results of operations as a result of variations in the Cotton Valley's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance, (ii) changes in the prices of oil and gas, (iii) Cotton Valley's ability to obtain capital, (iv) other risk factors commonly faced by small oil and gas companies.

SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DATED:  November 19, 1997



                       COTTON VALLEY RESOURCES CORPORATION
                                  (Registrant)


                           /s/ EUGENE A. SOLTERO
                           ---------------------------------------------------
                           Eugene A. Soltero
                           Chief Executive Officer and Chief Financial Officer


                           /s/ SUSAN M. SILVA
                           ---------------------------------------------------
                           Susan  M. Silva
                           Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                FINANCIAL DATA SCHEDULE