Form 10QSB
period 1997-12-31
COTTON VALLEY RESOURCES CORP
filed 1998-02-24
CIK 1023947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

(Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--  Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

OR

     Transition report pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-28814

                       COTTON VALLEY RESOURCES CORPORATION

             (Exact name of registrant as specified in its charter)

          YUKON, CANADA                                    98-0164357
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

         As of December 31, 1997 there were 17,283,248 shares of the Registrant's Common Stock outstanding.

                       COTTON VALLEY RESOURCES CORPORATION

                                      INDEX


                                     PART I. FINANCIAL INFORMATION                                 Page No.
                                                                                                   --------

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheet as of
                  December 31, 1997                                                                       3

                  Condensed Consolidated Statements of Operations
                  For the six months ended December 31, 1997 and 1996                                     4

                  Condensed Consolidated Statements of Operations
                  For the three months ended December 31, 1997 and 1996                                   5

                  Condensed Consolidated Statements of Cash Flow
                  For the six months ended December 31, 1997 and 1996                                     6

                  Notes to Condensed Consolidated Financial Statements                                    7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                   9


                                      PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                      11

ITEM 5.           OTHER INFORMATION                                                                      11

                  SIGNATURES                                                                             12


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:                                                                         (U.S. Dollars)
         Cash                                                                            $    405,430
         Accounts receivable                                                                  542,425
         Prepaid expenses                                                                      94,138
         Cash deposits                                                                        329,750
                                                                                         ------------
         TOTAL CURRENT ASSETS                                                               1,371,743

RESTRICTED CASH                                                                             2,570,280

OIL AND GAS PROPERTIES                                                                     20,120,591

OILFIELD EQUIPMENT INVENTORY                                                                2,614,069

OFFICE EQUIPMENT                                                                               71,742
                                                                                         ------------

       TOTAL ASSETS                                                                      $ 26,748,425
                                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                                     (U.S. Dollars)
       Accounts payable and accrued liabilities                                          $  1,172,548
       Current portion of long-term debt                                                 $    150,250
                                                                                         ------------
       TOTAL CURRENT LIABILITIES                                                            1,322,798

LONG TERM DEBT                                                                              4,564,710

DEFERRED INCOME TAXES                                                                       2,486,812

STOCKHOLDERS' EQUITY:
       Preferred Stock, no par value, authorized-unlimited, none issued
       Common Stock, no par value, authorized-unlimited, 17,283,248 issued                 21,513,857
       Deficit accumulated in development stage                                            (2,769,155)
       Treasury Stock (270,000 shares)                                                       (425,000)
       Accumulated Earnings                                                                    54,403
                                                                                         ------------
       TOTAL STOCKHOLDERS' EQUITY                                                          18,374,105
                                                                                         ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 26,748,425
                                                                                         ============


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                             Period from          Period from
                                         July 1, 1997 to      July 1, 1996 to
                                       December 31, 1997    December 31, 1996
                                       -----------------    -----------------
REVENUE:
   Oil and gas sales                     $    435,289         $     41,365
   Equipment sales                            713,622
   Interest Income                              8,140
   Other Income                                   934
                                         ------------         ------------
            TOTAL REVENUE                   1,157,985               41,365
                                         ------------         ------------

EXPENSES:
   Oil and gas production                     225,925
   Equipment purchase and rework              259,573
   General and administrative                 515,944              903,319
   Interest                                    27,388               35,162
   Depreciation and Depletion                  56,618
                                         ------------         ------------
         TOTAL EXPENSES                     1,085,448              938,481
                                         ------------         ------------

PROFIT (LOSS) BEFORE INCOME TAXES              72,537             (897,116)

INCOME TAX BENEFIT (PROVISION)                (18,134)             295,000
                                         ------------         ------------

NET PROFIT (LOSS)                        $     54,403         $   (602,116)
                                         ============         ============

NET PROFIT (LOSS) PER SHARE              $       0.00         $      (0.05)
                                         ============         ============
     (Basic and Diluted)

WEIGHTED AVERAGE SHARES                    15,457,000           13,390,524
                                         ============         ============






              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                             Period from          Period from
                                      October 1, 1997 to   October 1, 1996 to
                                       December 31, 1997    December 31, 1996
                                      ------------------   -------------------
REVENUE:
   Oil and gas sales                     $    240,088         $     21,881
   Equipment sales                            283,622
   Interest Income                              8,140
   Other Income                                   934
                                         ------------         ------------
            TOTAL REVENUE                     532,784               21,881
                                         ------------         ------------

EXPENSES:
   Oil and gas production                      89,189
   Equipment purchase and rework              180,475
   General and administrative                 334,112              591,881
   Interest                                     6,804               35,162
   Depreciation and Depletion                  27,430
                                         ------------         ------------
         TOTAL EXPENSES                       638,010              627,043
                                         ------------         ------------

PROFIT (LOSS) BEFORE INCOME TAXES            (105,226)            (605,162)

INCOME TAX BENEFIT (PROVISION)                 26,307              151,291
                                         ------------         ------------

NET PROFIT (LOSS)                        $    (78,919)        $   (453,871)
                                         ============         ============

NET PROFIT (LOSS) PER SHARE              $       0.00         $      (0.03)
                                         ============         ============
     (Basic and Diluted)

WEIGHTED AVERAGE SHARES                    16,620,000           13,390,000
                                         ============         ============




              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                     Period from            Period from
                                                                                 July 1, 1997 to        July 1, 1996 to
                                                                               December 31, 1997      December 31, 1996
                                                                               -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit (loss)                                                             $    54,403             $  (602,116)
     Adjustments to reconcile to net cash used by operating activities:
         Deferred income tax provision (benefit)                                        18,134                (295,000)
         Depreciation and depletion                                                     56,618                   5,572
         Common stock issued for services                                                                      322,932
         Change in accounts payable and other liabilities                              479,511                 (85,674)
         Change in accounts receivable                                                (456,823)
         Increase in deposits                                                         (329,750)
         Other                                                                         (27,527)                 (3,263)
                                                                                   -----------             -----------
     NET CASH USED BY OPERATING ACTIVITIES                                            (205,434)               (267,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                            (1,917,863)               (303,134)
     Addition to oilfield equipment inventory                                       (2,614,069)
     Increase in restricted cash                                                    (2,570,820)
     Purchase of other assets                                                              -0-                 (43,831)
                                                                                   -----------             -----------
     NET CASH USED BY INVESTING ACTIVITIES                                          (7,102,752)               (346,965)
                                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction in advances from related parties                                        (20,000)
     Sale of common stock and exercise of warrants                                   3,331,044                 455,949
     Increase in long-term debt                                                      4,264,710
     Costs related to sale of stock and notes                                                                  (14,600)
     Repayment of notes payable                                                       (504,750)
                                                                                   -----------             -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       7,071,004                 441,349

DECREASE IN CASH                                                                      (237,209)               (563,165)

CASH - Beginning of period                                                             642,612                 803,070

CASH - End of period                                                               $   405,430             $   239,905
                                                                                    ===========             ===========

SUPPLEMENTAL INFORMATION
     Debt incurred in acquisition of oil and gas properties                        $   300,000                 355,000

     Oil and gas properties acquired with common stock                               4,530,000
     Issuance of common stock for stock offering costs                                                          12,409



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(1)   NATURE OF BUSINESS AND BASIS OF PREPARATION AND PRESENTATION

     Cotton Valley Resources Corporation (the "Company") has its primary business focus in the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation. The Company purchases, repairs, rehabilitates and sells used oilfield production equipment. Also, beginning in February, 1998, the Company provides well servicing and horizontal drilling services on its own properties and for other operators.

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

(2)   COMMON STOCK

     During the six months ended December 31, 1997, Cotton Valley issued 2,511,317 shares of common stock to four individuals to purchase Aspen Energy Corporation ("Aspen") which was recorded at $4,700,000, issued 272,700 shares of common stock in a private placement for proceeds of $454,000 (before deducting costs of $45,400), issued 9,447 shares of common stock for acquisition of an oil and gas well which was recorded at $35,000, and issued 1,716,296 shares of common stock on exercise of options and warrants for $2,877,042.

(3)   ACQUISITION OF ASPEN ENERGY CORPORATION

     During the period, Cotton Valley acquired Aspen for $5,200,000, consisting of $500,000 cash and notes and 2,511,317 shares of common stock, of which 270,000 shares were returned to Cotton Valley by two (2) Aspen shareholders in settlement of notes payable to Aspen in the amount of $425,000. The acquisition closed on July 31, 1997 and was accounted for as a purchase. The operations of Aspen are consolidated with the Company beginning on August 1, 1997.

(4)   ACQUISITION OF SEARS RANCH PROSPECT

     During the period, Cotton Valley acquired the 6,600 acre Sears Ranch Prospect in Nolan and Fisher Counties, Texas, for $400,000.

(5)   ACQUISITION OF HORIZONTAL DRILLING EQUIPMENT

     During the period, Cotton Valley acquired substantially all the business and equipment of M&M Directional Services Consultants for $550,000, through a newly formed 83.33% subsidiary, Mustang Horizontal Services, Inc.

(6)   ACQUISITION OF WELL SERVICE RIGS AND EQUIPMENT

     During the period, Cotton Valley acquired two (2) well service rigs and related well service equipment for $1,220,000, and formed Mustang Well Servicing Company to operate the rigs and provide well servicing.

(7)   SECURED CONVERTIBLE DEBENTURE

     During the period, Cotton Valley sold $4,320,000 of 7% Secured Convertible Debentures to a group of private investors. Portions of the proceeds were used to complete the acquisition of the well service rigs and related equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST SIX MONTHS FISCAL 1998 AND FIRST SIX MONTHS FISCAL 1997

         During the six months ended December 31, 1997, Cotton Valley incurred a net profit of $54,403, which compares to a loss of $602,116 during the first six months of 1996. The improvement results from the first used equipment sales by Cotton Valley's wholly-owned subsidiary, Mustang Oilfield Equipment Company, oil and gas production beginning August, 1997, from the Aspen Energy Corporation properties, oil and gas production beginning November, 1997, from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties.

         Oil and gas sales increased 952% from $41,365 for the six months ended December 31, 1996 to $435,289 for the six months ended December 31, 1997, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $225,925 for the six months ended December 31, 1997, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

         Used equipment sales for the first half of fiscal 1998 were $713,622 as compared to no sales for the comparable quarter of fiscal 1997. Cost of goods sold for the first half of fiscal 1998 was $259,573.

         General and administrative costs were $515,944 in the first half of fiscal 1998, a decrease of $387,375 or 43% less than the $903,319 incurred in the first half of fiscal 1997. Much of the decrease was due to an administrative cost reduction program instituted by management in mid-June, 1997.

         The Company has provided for income taxes of $18,134 for the first half of fiscal 1998 as compared to recognition of an income tax benefit of $295,000 for the first half of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

2ND QUARTER FISCAL 1998 AND 2ND QUARTER FISCAL 1997

         During the three months ended December 31, 1997, Cotton Valley incurred a net loss of $78,919, which compares to a loss of $453,871 during the 2nd Quarter of 1996. The improvement results from the first used equipment sales by Cotton Valley's wholly-owned subsidiary, Mustang Oilfield Equipment Company, oil and gas production beginning August, 1997, from the Aspen Energy Corporation properties, oil and gas production beginning November, 1997, from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties.

         Oil and gas sales increased 997% from $21,881 for the three months ended December 31, 1996 to $240,088 for the three months ended December 31, 1997, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $89,189 for the three months ended December 31, 1997, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

         Used equipment sales for the 2nd quarter of fiscal 1998 were $283,622 as compared to no sales for the comparable quarter of fiscal 1997. Cost of goods sold for the 2nd quarter of fiscal 1998 was $180,475.

         General and administrative costs were $334,112 in the 2nd quarter of fiscal 1998, a decrease of $257,769 or 44% less than the $591,881 incurred in the 2nd quarter of fiscal 1997. Much of the decrease was due to an administrative cost reduction program instituted by management in mid-June, 1997.

         The Company has an income tax benefit of $26,307 for the 2nd quarter of fiscal 1998 as compared to an income tax benefit of $151,291 for the 2nd quarter of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, Cotton Valley has working capital of $48,945. In addition Cotton Valley has $2,570,280 of restricted cash which may be used for acquisition and development of additional assets. Management estimates that aggregate capital expenditures of approximately $5 million will be spent during the remainder of fiscal 1998 to acquire and develop oil and gas reserves. Cotton Valley intends to finance this acquisition and development with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

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

DATED:  February 23, 1998



                       COTTON VALLEY RESOURCES CORPORATION
                                  (Registrant)





                              -----------------------------------------------
                              Eugene A. Soltero
                              Chief Executive Officer and Acting Chief
                               Financial Officer





                              -----------------------------------------------
                              Susan Silva
                              Chief Accounting Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  27             Financial Data Schedule