Form 10QSB
period 1998-03-31
COTTON VALLEY RESOURCES CORP
filed 1998-05-20
CIK 1023947

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                6510 ABRAMS ROAD
                                    SUITE 300
                               DALLAS, TEXAS 75231

                    (Address of principal executive offices)

                         TELEPHONE NUMBER (214) 221-6500

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

                  Yes   X                                  No
                       ---                                    ---

         As of March 31, 1998 there were 17,073,248 shares of the Registrant's Common Stock outstanding.

                       COTTON VALLEY RESOURCES CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION                                             Page No.
                                                                                                    --------

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998 and June 30, 1997                                                        3

                  Condensed Consolidated Statements of Operations and Comprehensive
                  Income                                                                                  4
                  For the nine months ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Operations and Comprehensive
                  Income                                                                                  5
                  For the three months ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flow
                  For the nine months ended March 31, 1998 and 1997                                       6

                  Notes to Condensed Consolidated Financial Statements                                    7

ITEM 2.           MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
                  RESULTS OF OPERATIONS                                                                   9


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                      11
ITEM 2.           CHANGES IN SECURITIES AND USES OF PROCEEDS                                             11
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                        11
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                  11
ITEM 5.           OTHER INFORMATION                                                                      11
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K                                                        11
                  SIGNATURES                                                                             12


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                                                --------------- ---------------
                                                                                                March 31, 1998  June 30, 1997
                                                                                                --------------- ---------------
CURRENT ASSETS:                                                                                         (U.S. Dollars)

         Cash                                                                                   $    1,536,875         642,612
         Trade accounts receivable                                                                     622,810              --
         Oil and gas sales receivable                                                                  125,811          85,602
         Prepaid expenses                                                                               74,767          25,196
                                                                                                --------------   -------------
         TOTAL CURRENT ASSETS                                                                        2,360,263         753,410

OIL AND GAS PROPERTIES                                                                              20,200,230      11,821,346
OILFIELD EQUIPMENT  AND INVENTORY                                                                    4,125,850
OFFICE FURNITURE AND EQUIPMENT                                                                          80,226          40,649
OTHER ASSETS                                                                                           737,485              --
                                                                                                --------------   -------------

       TOTAL ASSETS                                                                             $   27,504,054      12,615,405
                                                                                                ==============   =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                                                   (U.S. Dollars)
       Accounts payable and accrued liabilities                                                 $    1,225,478         384,433
       Current portion of long-term debt                                                               110,250
                                                                                                                       200,000
       Note payable                                                                                         --         455,000
       Accrued payroll taxes                                                                                --         197,006
       Accrued expenses                                                                                     --          31,598
       Other current liabilities                                                                            --          80,000
                                                                                                --------------   -------------
       TOTAL CURRENT LIABILITIES                                                                     1,335,728       1,348,037

LONG TERM DEBT                                                                                       4,564,710              --

ADVANCES FROM RELATED PARTIES                                                                               --         139,710

DEFERRED INCOME TAXES                                                                                2,382,369         669,000

MINORITY INTERESTS                                                                                     131,713
                                                                                                                            --

STOCKHOLDERS' EQUITY:
       Preferred Stock, no par value, authorized-unlimited, none issued                                     --              --
       Common Stock, no par value, authorized-unlimited, 17,073,248 issued 1998,                    21,264,357      12,707,063
         12,590,473 issued 1997
       Subscribed -177,000 shares                                                                           --         197,750
       Warrants                                                                                             --         323,000
       Paid in capital                                                                                 479,162              --
       Deficit accumulated in development stage                                                    (2,769,155)     (2,769,155)
       Accumulated earnings                                                                            115,170              --

                                                                                                --------------   -------------
       TOTAL STOCKHOLDERS' EQUITY                                                                   19,089,534      10,458,658
                                                                                                --------------   -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   27,504,054      12,615,405
                                                                                                ==============   =============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                                                            Period from                 Period from
                                                                        July 1, 1997 to             July 1, 1996 to
                                                                         March 31, 1998              March 31, 1997
                                                               ------------------------  --------------------------
REVENUE:
   Oil and gas sales                                                   $        619,160            $        131,986
   Equipment Sales                                                            1,052,429                          --
   Well Service Income                                                          596,904                          --
   Gain on Sale of Assets                                                       636,881                          --
   Other Income                                                                   2,357                          --
                                                                       ----------------            ----------------
            TOTAL REVENUE                                                     2,907,731                     131,986
                                                                       ----------------            ----------------

EXPENSES:
   Oil and gas production                                                       419,398                          --
   Cost of equipment sold                                                       503,094                          --
   Well service operating expenses                                              477,866                          --
   General and administrative                                                   795,518                   1,462,532
   Depreciation and depletion                                                    97,683                      80,757
      Other expenses                                                                540                          --
                                                                       ----------------            ----------------
         TOTAL EXPENSES                                                       2,294,099                   1,543,289
                                                                       ----------------            ----------------

INCOME (LOSS) FROM OPERATIONS                                                   613,632                  (1,411,303)

OTHER INCOME (EXPENSE)
   Minority Interests                                                           (21,327)                         --
   Interest expense                                                             (71,925)                    (54,115)
   Financing Expense                                                           (335,519)                         --
                                                                       ----------------            ----------------
               TOTAL OTHER                                                      428,771                     (54,115)
                                                                       ----------------            ----------------

INCOME (LOSS) BEFORE INCOME TAX                                                 184,861                  (1,465,618)

INCOME TAX BENEFIT (PROVISION)                                                  (69,691)                    500,000
                                                                       ----------------            ----------------

NET AND COMPREHENSIVE INCOME (LOSS)                                    $        115,170            $       (965,418)
                                                                       ================            ================

NET AND COMPREHENSIVE INCOME (LOSS) PER SHARE (Basic and Diluted)      $           0.01            $          (0.07)
                                                                       ================            ================


WEIGHTED AVERAGE SHARES                                                      16,263,265                  13,390,524
                                                                       ================            ================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                                                            Period from                   Period from
                                                                     January 1, 1998 to            January 1, 1997 to
                                                                         March 31, 1998                March 31, 1997
                                                             ---------------------------  ----------------------------
REVENUE:
   Oil and gas sales                                                     $      157,400             $           90,621
   Equipment sales                                                              338,807                             --
   Well service income                                                          596,904                             --
   Gain on Sale of Assets                                                       636,881                             --
   Other Income                                                                   1,423                             --
                                                                         --------------             ------------------
            TOTAL REVENUE                                                     1,731,415                         90,621
                                                                         --------------             ------------------

EXPENSES:
   Oil and gas production                                                       167,002                             --
   Cost of equipment sold                                                       243,521                             --
   Well service operating expense                                               477,866                             --
   General and administrative                                                   279,574                        559,213
   Depreciation and depletion                                                    41,065                         80,757
   Other expense                                                                    540                             --
                                                                         --------------             ------------------
         TOTAL EXPENSES                                                       1,209,568                        639,970
                                                                         --------------             ------------------

INCOME (LOSS) FROM OPERATIONS                                                   521,847                       (549,349)

OTHER INCOME (EXPENSE)
Minority interests                                                              (21,327)                            --
Interest Expense                                                                (86,951)                       (18,953)
Financing Expense                                                              (301,245)                            --
                                                                         --------------             ------------------
              TOTAL OTHER                                                      (409,523)                       (18,953)
                                                                         --------------             ------------------

INCOME (LOSS) BEFORE INCOME TAX                                                 112,324                       (568,302)
INCOME TAX BENEFIT (PROVISION)                                                  (51,557)                       205,000

NET AND COMPREHENSIVE (LOSS)                                             $       60,767             $         (363,302)
                                                                         ==============             ==================

NET AND COMPREHENSIVE (LOSS) PER SHARE (Basic and Diluted)               $         0.00             $            (0.03)
                                                                         ==============             ==================


WEIGHTED AVERAGE SHARES                                                      17,238,924                     13,390,000
                                                                         ==============             ==================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                           Period from              Period from
                                                                                       July 1, 1997 to          July 1, 1996 to
                                                                                        March 31, 1998           March 31, 1997
                                                                               -----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $       115,170            $    (965,418)

     Adjustments to reconcile to net cash used by operating activities:
         Deferred income tax provision (benefit)                                             69,691                 (500,000)
         Depreciation and depletion                                                          97,683                    9,216
         Amortization of debt discount                                                      301,245                       --
         Common stock issued for services                                                        --                  863,862
         Change in accounts payable and other liabilities                                   532,441                  193,495
         Change in accounts receivable                                                     (663,019)                      --
         Other                                                                               97,688                 (204,800)
                                                                                    ---------------            -------------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       550,899                 (603,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                 (1,964,502)                (893,250)
     Addition to oilfield equipment inventory                                            (2,396,958)                      --
     Additions to drilling and other equipment                                           (2,282,582)                      --
     Purchase of other assets                                                              (223,372)                (101,520)
                                                                                    ---------------            -------------
     NET CASH USED BY INVESTING ACTIVITIES                                               (6,867,414)                (994,770)
                                                                                    ---------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction in advances from related parties                                                  --                  (21,999)
     Sale of common stock and exercise of warrants                                        3,988,092                  889,089
     Increase in long-term debt                                                           4,564,710                       --
     Costs related to sale of stock and notes                                              (453,274)                 (14,600)
     Repayment of notes payable                                                            (888,750)                      --
                                                                                    ---------------            -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                            7,210,778                  852,490
                                                                                    ---------------            -------------

INCREASE (DECREASE) IN CASH                                                                 894,263                 (745,925)

CASH - Beginning of period                                                                  642,612                  803,070
                                                                                    ---------------            -------------

CASH - End of period                                                                $     1,536,875            $      57,145
                                                                                    ===============            =============

SUPPLEMENTAL INFORMATION
     Debt incurred in acquisition of oil and gas                                    $       300,000                  355,000
     properties
     Oil and gas properties acquired with common stock                                    4,530,000                       --
     Conversion of note payable to common stock                                             100,000                       --
     Issuance of common stock for stock offering costs                                           --                   12,409
     Cash paid for interest                                                                 (17,025)                  35,162




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

(2)   COMMON STOCK

     During the nine months ended March 31, 1998, Cotton Valley issued 2,511,317 shares of common stock to four individuals to purchase Aspen Energy Corporation ("Aspen") which was recorded at $4,700,000, issued 272,700 shares of common stock in a private placement for proceeds of $454,000, issued additional shares for the acquisition of an oil and gas well, and for the conversion of $100,000 of a note payable to common stock, and issued approximately 1,677,000 shares of common stock on exercise of options and warrants for approximately $2,920,000. Also 270,000 shares were retired, which were received in payment of $425,000 of indebtedness.

(3)   ACQUISITION OF ASPEN ENERGY CORPORATION

     During the period, Cotton Valley acquired Aspen for $4,995,000, consisting of $500,000 cash and notes and 2,511,317 shares of common stock, of which 270,000 shares were returned to Cotton Valley by two (2) Aspen shareholders in settlement of notes payable to Aspen in the amount of $425,000. The acquisition was accounted for as a purchase and the operations of Aspen are consolidated with the Company beginning on August 1, 1997.

(4)   ACQUISITION OF SEARS RANCH PROSPECT

     During the period, Cotton Valley acquired the 6,600 acre Sears Ranch Prospect in Nolan and Fisher Counties, Texas, for $400,000.

(5)   ACQUISITION OF HORIZONTAL DRILLING EQUIPMENT

     During the period, Cotton Valley acquired substantially all the business and equipment of M&M Directional Services Consultants for $550,000, through a newly formed 85% subsidiary, Mustang Horizontal Services, Inc.

(6)   ACQUISITION OF WELL SERVICE RIGS AND EQUIPMENT

     During the period, Cotton Valley acquired two (2) well service rigs and related well service equipment for $1,220,000, and formed Mustang Well Servicing Company to operate the rigs and provide well servicing, of which 85% is owned by the Company and the remainder by officers of the Company and its subsidiaries.

(7)   SECURED CONVERTIBLE DEBENTURES

     During the period, Cotton Valley sold $4,320,000 of 7% Secured Convertible Debentures to a group of private investors. Portions of the proceeds were used to complete the acquisition of the well service rigs and related equipment.

       The amount of the beneficial conversion feature related to the secured convertible debentures in the amount of $479,162, is being amortized over a ten month period using an accelerated amortization method. For the three month and nine month periods ended March 31, 1998, $301,245 of this amount was amortized and is included in financing expenses in the accompanying financial statements. As the conversion price of the debentures is at a discount of the trading price of the common stock, the amount of the conversion feature that was "in the money" at the date of issue is being amortized to increase the effective interest rate of the debentures.


(8)   ZAMA LAKE ACQUISITION AND SALE

     During the period Cotton Valley completed the acquisition of substantially all of the oil and gas interests in the Zama Lake area in Alberta, Canada owned by a Canadian independent producer. The purchase price was $6.9 million. Immediately following the purchase, the Company sold all of its interests to Phillips Petroleum Resources, Ltd. and certain of its affiliates for $7.5 million. The company recognized a gain on sale of assets of approximately $636,881 from the transactions.

(9)   MEANS-(QUEEN) WATERFLOOD DEVELOPMENT FINANCING
     During the period Cotton Valley has entered into a letter of intent for a $10,000,000 mezzanine financing facility with Cambrian Capital Corporation. The funds are to be used primarily for the development of the Means-(Queen) waterflood and in-fill development project in Andrews County, Texas.

(10)  CONTINGENT LIABILITY
      On February 9, 1998, the Company continued from Ontario to Yukon Territory, Canada (the "Continuance") in accordance with applicable Canadian law. The Continuance was approved by the shareholders of the Company at a meeting held on December 10, 1996, for which proxies were solicited in accordance with applicable Canadian laws, but the transaction was not registered under the Securities Act of 1933, as amended (the "Act"), which may have been a violation of Section 5 of the Act. As a result, the Company may have a contingent liability to certain of its shareholders, which the Company is presently unable to quantify.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST NINE MONTHS FISCAL 1998 AND FIRST NINE MONTHS FISCAL 1997

         During the first nine months ended March 31, 1998, Cotton Valley incurred a net income of $115,170, which compares to a net loss of $965,418 during the first nine months of 1997. The improvement results from the first used equipment sales by Cotton Valley's subsidiary, Mustang Oilfield Equipment Company, well service income from Mustang Well Service Company and Mustang Horizontal Services, Inc., oil and gas production beginning August, 1997, from the Aspen Energy Corporation properties, oil and gas production beginning November, 1997, from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties.

         Oil and gas sales increased 369% from $131,986 for the nine months ended March 31, 1997 to $619,160 for the nine months ended March 31, 1998, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $419,398 for the nine months ended March 31, 1998, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

         Used equipment sales for the first nine months of fiscal 1998 were $1,052,429 as compared to no sales for the comparable nine months of fiscal 1997. Cost of goods sold for the first nine months of fiscal 1998 was $503,094. Well Service revenues were $596,904 and Well Service expenses were $477,866 as compared with none in the prior nine months.

         General and administrative costs were $795,518 in the first nine months of fiscal 1998, a decrease of $667,014 or 46% less than the $1,462,532 incurred in the first nine months of fiscal 1997. Much of the decrease was due to an administrative cost reduction program instituted by management in mid-June, 1997. In addition, the Company allocated approximately $310,000 of general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the nine months ended March 31, 1998 to oil and gas properties.

         The Company has provided for income taxes of $69,691 for the first nine months of fiscal 1998 as compared to recognition of an income tax benefit of $500,000 for the first nine months of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

3RD QUARTER FISCAL 1998 AND 3RD QUARTER FISCAL 1997

         During the three months ended March 31, 1998, Cotton Valley incurred a net income of $60,767, which compares to a net loss of $363,302 during the third Quarter of 1997. The improvement results from used equipment sales by Cotton Valley's subsidiary, Mustang Oilfield Equipment Company, revenues from Mustang Horizontal Services Company, Mustang Well Servicing Company, increased oil and gas production beginning August, 1997, from the Aspen

Energy Corporation properties, oil and gas production from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties.

         Oil and gas sales increased 74% from $90,621 for the three months ended March 31, 1997 to $157,400 for the three months ended March 31, 1998, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $167,002 for the three months ended March 31, 1998, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

         Used equipment sales for the 3rd quarter of fiscal 1998 were $338,807 as compared to no sales for the comparable quarter of fiscal 1997. Cost of goods sold for the 3rd quarter of fiscal 1998 was $243,521. Well Service revenues were $596,904 and Well Service expenses were $477,866 as compare with none in the previous quarter.

         General and administrative costs were $279,574 in the third quarter of fiscal 1998, a decrease of $279,639 or 50% less than the $559,213 incurred in the third quarter of fiscal 1997. Much of the decrease was due to an administrative cost reduction program instituted by management in mid-June, 1997. In addition, the Company allocated approximately $110,000 of general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the three months ended March 31, 1998 to oil and gas properties.

         The Company has an income tax provision of $51,557 for the 3rd quarter of fiscal 1998 as compared to an income tax benefit of $205,000 for the 3rd quarter of fiscal 1997. This is directly related to the profit or loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, Cotton Valley has working capital of $1,024,535. Management estimates that aggregate capital expenditures of approximately $3.5 million will be spent during the remainder of fiscal 1998 to acquire and develop oil and gas reserves. The majority of this capital will be derived from a mezzanine financing facility from Cambrian Capital, which management expects to close by June 15, 1998. No assurance can be given that the Company will be successful in these efforts.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, there are no legal proceedings pending against Cotton Valley.

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K
None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  May 14, 1998



                                        COTTON VALLEY RESOURCES CORPORATION
                                                   (Registrant)




                                         /s/ EUGENE A. SOLTERO
                                         ---------------------------------------
                                         Eugene A. Soltero
                                         Chief Executive Officer



                                         /s/ LEON A. ROMERO
                                         ---------------------------------------
                                         Leon A. Romero
                                         Chief Financial Officer