Form 10KSB
period 1998-06-30
COTTON VALLEY RESOURCES CORP
filed 1998-09-29
CIK 1023947

=====================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
              -------------------------------------

                           FORM 10-KSB
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                  COMMISSION FILE NUMBER 0-28814

                COTTON VALLEY RESOURCES CORPORATION
     (Name of Small Business Issuer as Specified in Its Charter)


        Yukon, Canada                             98-0164357
(State or other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)             Identification No.)



6510 Abrams Road, Suite 300, Dallas, TX                75231
(Address of Principal Executive Offices)            (Zip Code)



                  (214) 221-6500
(Issuer's Telephone Number, Including Area Code)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the fiscal year ended June 30, 1998, were $1,825,852.

     The Issuer had 17,273,278 shares of common stock outstanding as of September 15, 1998.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of September 15, 1998, was $6,333,672.

=====================================================================
                   1998 ANNUAL REPORT (S.E.C.  FORM 10-KSB)

                             INDEX

                   Securities and Exchange Commission
                     Item Number and Description


     PART I

Item 1     Business                                                  3
Item 2     Properties                                                11
Item 3     Legal Proceedings                                         15
Item 4     Submission of Matters to a Vote of Security Holders       17


     PART II

Item 5     Market for the Company's Common Stock and Related
           Stockholder Matters                                       17
Item 6     Management's Discussion and Analysis or Plan of Operation 18
Item 7     Consolidated Financial Statements and Unaudited
           Supplemental Information                                  22
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       45


     PART III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons of the Issuer; Compliance With
           Section 16(a) of the Exchange Act                         45
Item 10    Executive Compensation                                    47
Item 11    Security Ownership of Certain Beneficial Owners and
           Management                                                48
Item 12    Certain Relationships and Related Transactions            49


     PART IV AND SIGNATURES AND EXHIBIT INDEX

Item 13    Exhibits, Financial Statements and Reports on Form 8-KSB  51
           Signatures                                                51
           Exhibit Index                                             52

________________________________________________________________________
                                PART I
________________________________________________________________________

ITEM 1.       BUSINESS

General

     Cotton Valley Resources Corporation (referred to herein as either "Cotton Valley" or the "Company") is a development stage independent energy company engaged in the exploration and development, acquisition and operation of oil and gas properties with a geographic focus in major oil and gas producing regions in the United States. The Company was incorporated in the Province of Ontario, Canada, originally as Cotton Valley Energy Limited, on February 15, 1995. From its inception through June 30, 1997, the Company was engaged principally in organization and capitalization activities and did not generate material revenues from operations. For the year ended June 30, 1998, the Company concentrated on acquiring additional properties and integrated engineering and development.

     On June 30, 1995 in a one-for-one share and warrant exchange, the Company acquired all the issued and outstanding shares of Cotton Valley Energy Corporation ("CV Energy"), a Nevada corporation. On June 14, 1996, the Company completed an amalgamation with Arjon Enterprises, Inc. ("Arjon"), a Province of Ontario, Canada corporation. As a result of the Arjon amalgamation, the Company's name was changed to Cotton Valley Resources Corporation and its shares of Common Stock began trading through the Canadian Dealing Network. Arjon was a public Canadian company formed more than 50 years ago to operate a gold mine. At the time of the amalgamation, Arjon had not engaged in business for more than 25 years, it had no material liabilities, and its only asset was a Cotton Valley Energy Limited debenture in the amount of $146,300. The shareholders of Arjon received 686,551 shares of Common Stock in the amalgamation.

     On April 30, 1996, the Company organized Cotton Valley Operating Company, a Texas corporation ("CV Operating") to operate the Company's oil and gas properties. The Company on February 25, 1997, organized Cotton Valley Energy, Inc., an Oklahoma corporation ("CVEI") to acquire and operate the N.E. Alden Field properties in Caddo County, Oklahoma. CVEI commenced operations on March 3, 1997. Aspen Energy Corporation, a Nevada corporation ("Aspen"), was an inactive subsidiary of the Company, formed on May 1, 1996, which was used to accommodate the merger of Aspen Energy Corporation, a New Mexico corporation ("Old Aspen") into Aspen on July 31, 1997. The principal asset of Old Aspen was its interest in the Means Unit in Andrews County, Texas (the "Means Unit"). On May 27, 1998, Aspen organized Cotton Valley Means, Inc. as a Texas corporation ("CV Means") and transferred all of its interest in the Means Unit to CV Means to facilitate a $10 million financing relating to the development of this property. See "Business -- Recent Developments; Means Unit Credit Facility."

     In addition to CV Energy, CV Operating, CVEI, Aspen and CV Means, the Company recently organized Mustang Well Servicing Company, a Nevada corporation ("Mustang Well Servicing"), Mustang Oilfield Equipment Company, a Nevada corporation ("Mustang Equipment"), and Mustang Horizontal Services, Inc., a Nevada corporation ("Mustang Horizontal") (collectively, the "Mustang Service Companies"). All of the Company's subsidiaries are wholly owned by the Company, except for CV Means which is a wholly-owned subsidiary of Aspen. See "Certain Relationships and Related Transactions."

Business Strategy

     The Company's current business strategy is to: (i) complete its registration requirements of its outstanding convertible debentures;
(ii) continue to increase reserves, production and cash flows by acquiring properties, or companies with properties, with development opportunities; (iii) develop existing reserves through low risk developmental drilling or recompletion programs; (iv) concentrate on development activities within a limited number of core areas; (v) acquire and refurbish used oil field equipment for use in development activities and for resale; and (vi) provide well servicing for the Company's and other wells. Although the Company continuously is seeking acquisitions of reserves and oil field equipment, there can be no assurance that the Company will be able to identify and acquire reserves or oil field equipment upon terms favorable to the Company or obtain the necessary financing on favorable terms.

The following are key elements of the Company's strategy:

      o Exploitation and Development of Existing Properties. The Company has a significant inventory of exploitation projects, including development drilling, workovers and recompletions. The Company intends to maximize the value of its properties through development activities including in-fill drilling, waterflooding and other enhanced recovery techniques.

      o Management of Operating Costs. The Company emphasizes strict cost controls in all aspects of its business and intends to seek the lowest cost of operations by either operating its own properties or having the properties operated by others under contract.

      o Property Acquisitions. Although the Company has a significant inventory of exploitation and development opportunities, it continues to pursue strategic acquisitions which fit its objectives of increasing oil and gas reserves with development potential.

Risk Factors

     Holders of the Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in Cotton Valley.

     Limited Operating History; Capital Intensive Business; Need for Additional Funds. From its inception in February 1995 through June
30, 1997, the Company was engaged principally in organization and capitalization activities and did not generate material revenues from operations. The Company's business is highly capital intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil field operations and purchase equipment. At June 30, 1998, the Company had a working capital of approximately $20,823. Because of the limited operating history of the Company and the recent acquisitions of reserves and oil field equipment, the Company's working capital requirements increased significantly over the last 12 months and are expected to continue to do so. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including proceeds from the exercise of outstanding warrants, and proceeds from the private offerings of debt and equity securities, together with cash expected to be generated from operations, that it will be able to meet its cash requirements for at least the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. Although the Company is currently negotiating with private investors and lenders with respect to additional financing, the Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations".

     History of Losses. The Company incurred losses before income tax benefits of $2,925,868 and $1,276,745 for the fiscal years ended June 30, 1997 and 1998, respectively. The Company's accumulated deficit as of June 30, 1998 was $3,599,755. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of debt and equity securities, including the issuance of the Convertible Debentures and proceeds from the exercise of options and warrants.
The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) satisfy its registration obligations to its holders of Convertible Debentures; (ii) increase revenues through acquisitions and recovery of the Company's proved producing and proved developed non-producing oil and gas reserves;
(iii) implement stringent cost controls at the corporate administrative office and in field operations; (iv) convert the Convertible Debentures to equity; (v) obtain the exercise of outstanding warrants; and (vi) obtain asset based commercial financing. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion and acquisition plans. See "Management's Discussion and Analysis or Plan of Operations".

     Possible Contingent Liability for Violation of Securities Act. On February 9, 1998, the Company effected a Continuance of its domicile from the Province of Ontario to Yukon Territory (the "Yukon Continuance") in accordance with applicable Canadian law. The Yukon Continuance was approved by the shareholders of the Company at a meeting held on December 10, 1996, for which proxies were solicited in accordance with applicable Canadian laws, but the transaction was not registered under the Securities Act. The Staff of the U.S. Securities and Exchange Commission (the "Commission") has advised the Company that the registration of the Yukon Continuance was required pursuant to Rule 145 and that the failure to register the Yukon Continuance was a violation of Section 5 of the Securities Act. As a result, the Company may have a contingent liability to certain of its shareholders, who may sue the Company to recover the consideration paid, if any, for shares of the Company's Common Stock, with interest thereon from the date of the Yukon Continuance to the date of repayment by the Company, less the amount of any income received thereon, upon the tender of such securities, or for damages if the shareholder no longer owns such securities. The Company intends to vigorously defend any such shareholder lawsuit and believes that it may have valid defenses, including the running of applicable statutes of limitations, against claims by some or all of its shareholders. However, to the extent any of the Company's shareholders obtain a judgment against the Company for damages, the Company's net assets and net worth will be reduced, which in turn could reduce the Company's ability to obtain financing for its exploration and drilling operations and cause the Company to curtail operations. There is no assurance that the Company will have the necessary funds or sufficient assets to pay any such judgment obtained by any shareholder against the Company. The Company is unable to quantify the amount of such contingent liability, if any. See Legal Proceedings -"Yukon Continuance."

     Consequences of Default under Convertible Debentures. The Company has $4,320,000 of outstanding Convertible Debentures, representing approximately 16.2% of the Company's capitalization at June 30, 1998. The Convertible Debentures are secured with approximately 29.2% of the Company's assets and are subject to various operating and financial covenants. The Company's ability to meet its debt service obligations will depend on the Company's future operations, which are subject to prevailing industry conditions and other factors, many of which are beyond the Company's control. In the event of a violation by the Company of any of its loan covenants or any other default by the Company on its obligations relating to its indebtedness, the lenders could declare such indebtedness to be immediately due and payable and, in certain cases, foreclose on some of the Company's assets. Moreover, to the extent that 29.2% of the Company's assets continue to be pledged to secure outstanding indebtedness under the Convertible Debentures, such assets will not be available to secure additional indebtedness, which may adversely affect the Company's ability to borrow in the future. See "Business--Recent Developments; Sale of Convertible Debentures."

     Significant Capital Expenditures Necessary for Undeveloped Properties. Almost all of the Company's oil and gas reserves are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $20 million will be required to fully develop these reserves, of which $10 million is expected to be incurred during the next twelve months from its recently negotiated $10 million development credit facility. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.


     No Assurance of Additional Financing. Development of the Company's properties will require additional capital resources. Although the Company is presently negotiating with private lenders and investors with respect to sources of additional financing to supplement its existing $10 million credit facility, the Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to the Company. The inability to obtain additional financing would have a material adverse effect on the Company, including requiring the Company to curtail significantly its oil and gas acquisition and development plans or farm-out development of its properties. Any additional financing may involve substantial dilution to the interests of the Company's shareholders at that time. See "Management's Discussion and Analysis or Plan of Operations" and "Business--Recent Developments; Means Unit Credit Facility."

     Exploration and Development Risks; Waterflood Projects. The Company intends to increase its development and, to a lesser extent, exploration activities. The Company does not intend to engage in any significant exploration drilling activities during 1998. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

     There are certain risks associated with secondary recovery operations, especially the use of waterflooding techniques, and drilling activities in general. Part of the Company's inventory of development prospects consists of waterflood projects. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of secondary reserves that can be recovered. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related costs, as well as during the later stages of the life of the project as production declines. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity of the formation, the technique used and the location of injector wells.

     Volatility of Oil and Gas Prices. The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts with a variety of purchasers. Accordingly, the Company's oil and gas sales expose it to the commodities risks associated with changes in market prices.

     Uncertainty of Estimates of Reserves and Future Net Cash Flows. This Annual Report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves, which have been prepared or audited by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the Company's control. The reserve estimates in this Annual Report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Annual Report. Additionally, the Company's reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control.

     The present value of future net reserves discounted at 10% (the "PV-10") of Proved Reserves referred to in this Annual Report should not be construed as the current market value of the estimated Proved Reserves of oil and gas attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and
(iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general. Furthermore, the Company's reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties -- Oil and Gas Reserves"

     Under full cost accounting, the Company would be required to take a non-cash charge against earnings to the extent capitalized costs of acquisition, exploration and development (net of depletion and depreciation), less deferred income taxes, exceed the PV-10 of its Proved Reserves and the lower of cost or fair value of unproved properties after income tax effects. See "Management's Discussion and Analysis or Plan of Operations."

     Operating Hazards and Uninsured Risks; Production Curtailments. The Company's oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although the Company carries insurance at levels which it believes are reasonable, it is not fully insured against all risks.
The Company does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of the Company.

     From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which the Company owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases the Company is provided only limited notice as to when production will be curtailed and the duration of such curtailments. The Company is not currently experiencing any material curtailment of its production.

     Laws and Regulations. The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of oil and gas. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

     Environmental Risks. Operations of the Company are also subject to numerous environmental laws, including but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment, and preservation of natural resources. Noncompliance with environmental laws and the discharge of oil, gas, or other materials into the air, soil or water may give rise to liabilities to the government and third parties, including civil and criminal penalties, and may require the Company to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose retroactive, strict, and joint and several liability rendering entities liable for environmental damage without regard to negligence or fault. From time to time the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect the Company's oil and gas operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by or from the Company. While the Company does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred.

    Competition. The Company encounters substantial competition in acquiring properties, marketing oil and gas, securing trained personnel and operating its properties. Many competitors have financial and other resources that substantially exceed those of the Company. The Company's competitors in acquisitions, development, exploration and production include major oil companies, numerous independents, individual proprietors and others. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

     Dependence on Key Personnel.   The Company depends to a large
extent on the services of Eugene A. Soltero, the Company's Chairman of the Board and Chief Executive Officer, James E. Hogue, the President and Chief Operating Officer of the Company, and Leon A. Romero, Senior Vice President and Chief Financial Officer. The loss of the services of any one of these individuals could have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with any of its executive officers, nor has it obtained key personnel life insurance. The Company believes that its success is also dependent on its ability to continue to employ and retain skilled technical personnel.

     Concentration of Voting Power. The Company's executive officers, directors and their affiliates will continue to vote for directors approximately 45% of the Company's outstanding 17,233,278 shares of Common Stock, including rights under certain Voting Agreements to vote approximately 6 million shares of Common Stock representing approximately 35% of the outstanding shares of Common Stock. As a result, officers, directors and their affiliates will have the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and results of voting on all matters requiring shareholder approval.

     Conflicts of Interests. Certain officers, directors and related parties have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Management believes that the terms of these transactions were as favorable to the Company as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between the Company and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors of the Company.

     Public Market and Possible Volatility of Securities. The Common Stock is traded on the AMEX and Aover-the-counter" in Canada on the Canadian Dealing Network CDN"). The trading price of the Common
Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of drilling results by the Company and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

     No Dividends. The Company's board of directors presently intends to retain all of its earnings for the expansion of its business. The Company therefore does not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of the Company's board of directors to pay cash dividends will depend, among other factors, upon the Company's earnings, financial position and cash requirements.

     Exchange Rate Fluctuations. The Company is exposed to foreign exchange risks since it has granted stock options and warrants denominated in Canadian currency while the majority of its expenditures will be in United States dollars. Any significant reduction in the value of the Canadian dollar may decrease the value of funds in United States dollars the Company receives upon exercise of warrants and options.

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

Markets

     General. Oil and gas operating revenues are highly dependent upon prices and demand for oil and gas. Numerous factors beyond Cotton Valley's control can impact the prices of its oil and gas. Decreases in oil and gas prices would have an adverse effect on Cotton Valley's proved reserves, revenues, profitability and cash flow.

     Cotton Valley has not engaged in any crude oil and gas price swaps or other hedging transactions to reduce its exposure to price fluctuations. Pursuant to the terms of the Means Credit Facility, the lender may initiate crude oil commodity swaps with the Company for its production from the Means Unit. The Company may also, however, engage in other similar transactions from time to time as management deems advisable.

     Gas Sales. Gas from its wells in East Texas (Cheneyboro Field) and Southwest Oklahoma (N.E. Alden Field) are sold at spot prices on contracts with thirty-day cancellation provisions and are gathered and delivered to purchasers through pipeline systems owned by the Company. During fiscal year 1998, the Company sold its gas to eight different purchasers, no single one of which accounted for more than 10% of the Company's gross revenues.

     Oil Sales. Cotton Valley sells its oil production under short-term arrangements at prices no less than the purchaser's posted prices for the respective areas less standard deductions. Management believes that numerous buyers are available for Cotton Valley's oil. During fiscal year 1998, the Company sold its oil to six different purchasers, one of which, National Cooperative Refinery Association, accounted (at 11.7%) for more than 10% of the Company's gross revenues.

     Oilfield Equipment Sales. Cotton Valley sells its oilfield equipment and supplies to numerous retail and wholesale customers located in several states and Canada. During fiscal year 1998, one Customer, Dunnam Pumping Units (at 18.1%) accounted for more than 10% of the Company's gross revenues.

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

Employees

     At September 15, 1998, the Company had 20 full-time employees of which five were management, six were administrative and nine were field employees. None of the Company's employees are represented by a union. The Company has experienced no work stoppages and management considers its relations with employees to be good. The Company uses contract services in its field operations and employs independent consultants, as needed, to evaluate Company prospects, reserves and other oil and gas assets for potential acquisitions.

Facilities

     The Company occupies approximately 7,132 square feet of office space at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 under a five-year lease that expires on April 30, 2003. Monthly basic rent is $7,430. The Company leases a field office and an equipment yard in Odessa, Texas and also leases a warehouse, shop and field office in Mineral Wells, Texas.

Recent Developments

     M&M Acquisition. Effective November 5, 1997, the Company, through its subsidiary, Mustang Horizontal, acquired certain horizontal drilling technology and equipment from M&M Directional Drilling Consultants ("M&M"). In connection with the purchase, the Company issued warrants to purchase 60,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock (the "Mustang Warrants") to M&M and Liviakis Financial Communications, Inc. ("Liviakis"), respectively. Liviakis directed that 25,000 of its Mustang Warrants be issued to Robert B. Prag, an officer of Liviakis. The Mustang Warrants are exercisable at any time at an exercise price of $3.50 per share until December 31, 2000. In addition, the Company paid M&M $550,000 cash for the horizontal drilling technology and equipment. Subsequent to the acquisition, the M&M personnel and equipment were used to drill a single three-lateral horizontal well on one of the Company's properties, which was completed as a water injection well for a waterflood program. This well will be tested for injection for a number of months before a decision would be made to drill additional horizontal wells on the same property. As a result of the recent downturn in oil and gas prices, third party service work is not economically available for Mustang Horizontal and the horizontal drilling of other Company properties has been delayed pending increases in development capital availability. Accordingly, the horizontal equipment has been stacked and the appropriate personnel laid off. The company is currently seeking to exchange the equipment with a larger horizontal contractor in return for the horizontal drilling of a test well on the Company's Cheneyboro property.

     Equipment Acquisition. On December 30, 1997, the Company, through its subsidiary, Mustang Well Servicing, acquired from three institutional lenders, who had obtained the equipment through a foreclosure proceeding, two recently rebuilt well servicing rigs and related transportation and service equipment (the "Equipment") for $1 million in cash and issuance of $220,000 of the Convertible Debentures described below. The Equipment was tooled out at Mustang Well Servicing's facilities at Odessa, Texas and began workover and horizontal drilling re-entry operations on the Company's Means Unit in Andrews County, Texas and Sears Ranch Prospect in Nolan and Fisher Counties, Texas.

     Sale of Convertible Debentures. On December 30, 1997, the Company completed the private placement of the Convertible Debentures to a group of nine institutional investment firms. Approximately $1 million of the cash proceeds and $220,000 of Convertible Debentures were used to purchase the Equipment. The remaining funds have been used for the acquisition and development of oil and gas properties, purchase of oil field equipment and working capital.

     The Convertible Debentures are due December 31, 2001 and are secured by the Equipment and other assets of the Company. The Convertible Debentures are convertible into shares of the Company's Common Stock and Debenture Warrants, subject to adjustment upon certain events. Under the terms of the Convertible Debentures, the Company was obligated to obtain on or before May 30, 1998 an effective registration statement covering the shares of Common Stock to be issued upon conversion of the Convertible Debentures and exercise of the Debenture Warrants. The Company was not successful in obtaining the effectiveness of the registration statement which event, with notice would be an event of default under the Convertible Debentures. No notice has been given.

     As of September 15, 1998, the Company and each Convertible Debentureholder were in negotiation for certain amendments to the Convertible Debentures and related documents, including a waiver of the prospective event of default. As consideration for the waiver, the Company has agreed to issue a total of 400,000 shares (the "Waiver Shares") on a pro rata basis to each Convertible Debentureholder.
The Waiver Shares will be valued by the board of directors at $0.425 per share when issued to the Convertible Debentureholder. Additionally, the Company expects to issue and deliver to the Convertible Debentureholders approximately 700,000 shares of common stock in lieu of accrued interest of approximately $302,000 on the Convertible Debentures for December 30, 1997 through December 31, 1998.


     Zama Lake Property Purchase and Sale. In January 1998, the Company completed the purchase of substantially all of the oil and gas interests in the Zama Lake area in Alberta, Canada (the "Zama Property") owned by two Canadian independent oil and gas producers. The purchase price was $6.9 million. Shortly after the purchase of the Zama Property, the Company sold all of its interests to Phillips Petroleum Resources, Ltd. and certain of its affiliates for $7.5 million.

     The Zama Property consists of a total of 23,400 gross acres (11,672 net acres) of oil and gas leases and 42 producing wells in northwest Alberta approximately 55 miles northeast of Rainbow Lake. At the time of this transaction, the Zama Property's production net to the interests acquired averaged approximately 270 Bopd of oil, 6 MMcfd of gas and 30 Bopd of natural gas liquids.

     East Binger Unit, Caddo County, Oklahoma. On January 14, 1998, CVEI, a subsidiary of the Company, and Phillips Petroleum Company ("Phillips") entered into an agreement for the purchase by CVEI of all of Phillips' interests in certain oil and gas leases (the "Leases"), including the wells, equipment and personal property located on the Leases, in the East Binger Unit, Caddo County, Oklahoma ("East Binger Unit") for $4,000,000. Closing of the transaction was subject to CVEI obtaining financing for the purchase by May 31, 1998. As a result of declining oil and gas prices, the Company was unable to obtain the necessary financing by the scheduled closing date. The Company did not incur any liability as a result of the failure of the East Binger Unit to close.

     Means Credit Facility. On June 12, 1998, CV Means entered into a credit agreement with Triassic Energy Partners, L.P. ("Triassic"), an affiliate of Cambrian Capital Corporation whereby CV Means could borrow up to $10,000,000 on a multiple-advance, non-revolving basis (the "Means Credit Facility"). Repayment of amounts advanced under the Means Credit Facility is guaranteed by the Company and all its subsidiaries.

     Under the Means Credit Facility, up to $1,000,000 may be advanced for new project development working capital purposes. The remaining $9,000,000 may be advanced for the development of the Company's Means (Queen Sand) Unit in Andrews County, Texas (the "Means Unit"). As of September 15, 1998, the Company had drawn down $350,000 for working capital and $388,600 for Means Unit property development purposes. A $10,000,000 promissory note dated June 12, 1998 with interest at the prime rate of Citibank N.A., New York, New York plus 2% was issued to Triassic by CV Means in accordance with the terms of the Means Credit Facility. Until the maturity date, May 31, 2002, the Company will deliver to Triassic each month a percentage of the revenues from the Means Unit to be applied to accrued interest and payment of principal of the note. On the maturity date, the accrued interest and outstanding principal balance of the note is due and payable. As security for the Means Credit Facility, CV Means granted a security interest in substantially all the assets of CV Means, including the Means Unit and all income generated thereby. As further security for the Means Credit Facility, Aspen, the sole shareholder of CV Means, pledged all the outstanding shares of CV Means to Triassic.

     As further consideration for the Means Credit Facility, CV Means assigned a net profits overriding royalty interest in the Means Unit to Cambrian Capital Partners, L.P. ("Cambrian") and also entered into a commodities swap agreement with Triassic. The Company also issued a Unit Purchase Option to Cambrian which allows Cambrian to purchase up to 100,000 units of the Company for $1.75 per unit. Each unit consists of 1.085 shares of the Company's Common Stock and one warrant, which grants to the warrantholder the right to purchase two shares of Common Stock at an exercise price of $2.02 per share. All shares issuable under this Unit Purchase Option are subject to a registration rights agreement that requires the Company to register such shares under certain circumstances.


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

     The Cotton Valley Lime reservoir at Cheneyboro is highly fractured. The primary objective reservoir rock is an oolitic carbonate grainstone of Jurassic age that was deposited on a Paleozoic shelf break. Subsequent pullout of the deeper Louann Salt caused extensive fracturing. The salt withdrawal left the residual field structure as simple regional dip. Hydrocarbon trapping occurs as a result of the high degree of fracture density bounded by areas of non-permeability. Core and log analysis indicate the presence of 2.5 to 4.5% oil saturated matrix porosity in the field. Vertical wells in this reservoir produce 42 degree API oil.

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

     Means (Queen Sand) Unit. The Cotton Valley Means (Queen Sand) Unit consists of 2,096 acres on four leases in north central Andrews
County, Texas.   Production began in 1954 and development followed
rapidly. By 1960, when a secondary project of water injection was initiated, there were 41 total wells in the Means Unit. Most wells were completed in casing, perforated and fractured with a large number flowing initially. The best wells flowed more than 400 barrels of oil per day (Bopd") initially and the initial potentials of 32 of the 41 wells (78%) exceeded 100 Bopd.

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

     Old Aspen purchased the leases in 1996 for the purpose of instituting a 20-acre infill redevelopment program. Several redevelopments have been completed since 1988 in other Queen Sand fields in Andrews County and adjacent Gaines County and all of the redevelopments designed with adequate injection support have been very successful. A study of 11 offset redevelopment waterfloods in the Means, McFarland and Magutex fields indicated that 35.3% of the original oil in place had been produced on average for these units. The cumulative production to date (both primary and secondary) in the Company's initial 2096 acre Means Unit has been 4.136 million barrels of oil, which is equal to 16.2% of the original oil in place. If the property produces at the average of the other eleven projects, it will have 2.5 million barrels of additional reserves.

     An engineering report, as of June 30, 1998, prepared by Ryder Scott Company for Cotton Valley estimates that the Means (Queen Sand) Unit contains net proved undeveloped reserves of 1.5 million barrels of oil and 0.5 Bcf of gas. The Company estimates that it will require a capital investment of approximately $9.2 million to develop this property.

     During March and April of 1998, the Company, using personnel and tools belonging to its Mustang subsidiaries, re-entered the Spinks #2 well and horizontally drilled three lateral legs of 1,500-2,000 feet length in the Queens "B", Queen "C" and Queen "D" Sands. The well has been permitted as a water injection well and the Company has planned an extensive test program to determine whether a horizontal injection pattern would provide increased recovery.

     The Company, during May and June 1998, acquired two more leases adjacent to the original 2,096 acre Means Unit and extended it to approximately 2,600 acres. Accordingly, the pattern has been increased and the additional property was included in a reserves report by K&A Energy Consultants Inc., dated as of June 30, 1998 which estimates that the 2600 acre extended Means Unit contains net proved reserves of 2.8 million barrels of oil and 0.8 Bcf of gas.

      N.E. Alden Field. On March 3, 1997, Cotton Valley purchased all of the interests held by the Homestake Companies and certain other parties in the N.E. Alden Field, Caddo County, Oklahoma. The properties, consisting of approximately 550 net acres of oil and gas leases, seven producing oil and gas wells, three injection wells and five shut in wells, contain proved developed and undeveloped net reserves of approximately 515,515 Bbl of oil and 5,188,326 Mcf of gas, and probable reserves of 315,436 Bbl of oil and 5,872,940 Mcf of gas. Working interest in the wells ranges from 50% to 100% and the net revenue interest is at least 75% of the working interest.

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

     In addition to the current production, there are also potential zones either behind existing wells, or reachable by deepening existing well bores. During 1998, Cotton Valley completed a number of workovers of the existing wells, which improved production from existing zones and opened new zones for additional production and reserves.

     Sears Ranch Prospect.   In October 1997, the Company, through its
subsidiary, CV Energy, completed the acquisition of a 100% working interest in approximately 6,200 acres in the Sears Ranch area of
Nolan and Fisher Counties, Texas (the "Sears Ranch Prospect") for cash
and other considerations.   The assets received by the Company included
pooling rights, existing contracts related to the Sears Ranch Prospect and all personal property (including equipment) located on or used in connection with the Sears Ranch Prospect. The primary purpose of this acquisition was to acquire oil field equipment, including pumpjacks, tank batteries, injection pumps, separators, tubing and casing.

     The Sears Ranch Prospect has been productive in the Odem Lime formation, with cumulative production of approximately eight million barrels. Attempts to waterflood this property by predecessor operators have been unsuccessful. According to reports by the Company's independent consultants, the Sears Ranch Prospect is an excellent candidate for redevelopment using horizontal drilling. In February 1998, the Company began testing this prospect as a horizontal drilling prospect in the Odem Lime formation. During September 1998, the Company initiated a pilot waterflood project consisting of one injection well and four producing wells. There can be no assurance that the Company can economically develop any remaining reserves from the Sears Ranch Prospect through either horizontal or vertical drilling or a different waterflood pattern.

     Option to Acquire Additional Property. Since 1995, the Company has owned an option to acquire a 51.8% working interest in the Sword
Unit, Offshore Santa Barbara, California (the "Sword Unit"), containing significant volumes of heavy crude oil. As a result of lower crude oil prices during 1998, the Company has been unable to arrange a syndicate to complete the purchase and re-assigned its option back to the original holders.

Title of Properties

    Cotton Valley follows industry practice when acquiring undeveloped properties on minimal title investigation. A title opinion is obtained before drilling begins on the properties. Title opinions cover more than half of Cotton Valley's properties. Cotton Valley's properties are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that Cotton Valley believes do not materially interfere with their use or value. Cotton Valley may incur additional expenses in obtaining titles or doing remedial work on the titles, but in the opinion of management these expenses would not be material.

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

     The following table summarizes Cotton Valley's estimated net proved oil and gas reserves as of June 30, 1998 as estimated by K&A Energy Consultants, Inc.

                                                       Total Reserves(1)
                                                       -----------------
                  Item
                  Reserves
                 ----------
                              Proved producing
                                    Oil (Bbl)                    156,657
                                    Gas (Mcf)                    161,204
                              Proved developed non-producing
                                    Oil (Bbl)                    198,667
                                    Gas (Mcf)                    837,134
                              Proved undeveloped
                                    Oil (Bbl)                  5,414,700
                                    Gas (Mcf)                 11,763,141
                              Total Proved
                                    Oil (Bbl)                  5,770,024
                                    Gas (Mcf)                 12,761,479
                              Total Probables
                                    Oil (Bbl)                  2,076,754
                                    Gas (Mcf)                 11,059,135


                     Estimated future net revenues before income taxes

                              Proved producing               $   781,299
                              Proved developed non-producing $ 2,577,157
                              Proved undeveloped             $51,783,502
                                                             -----------
                                    Total                    $55,141,958
                                                             ===========

                    Estimated future net revenues before income taxes
                       discounted at 10%

                              Proved producing               $   594,857
                              Proved developed non-producing $ 1,710,935
                              Proved undeveloped             $28,841,250
                                                             -----------
                                    Total                    $31,147,042
                                                             ===========

----------------------
- Prices based on $13.01 per Bbl of oil and $2.04 per Mcf of gas.

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

Drilling Activity

     The Company did not drill any wells during the two fiscal years ended June 30, 1997. During the year ended June 30, 1998, the
Company participated for a 12.5% working interest in a single exploratory well which was a dry hole. The Company also successfully completed the drilling of a horizontal water injection well in which its working interest is 100%.

Oil and Gas Wells

The following table sets forth the number of productive oil and gas wells in which the Company had a working interest at June 30, 1998. During fiscal year 1998, the average price received for oil and gas sales was $14.33 per Boe, and the average cost of production was $10.55 per Boe, where Boe is defined as the barrel of oil equivalent using 6 Mcf of gas to one barrel of oil. The full cost pool was amortized at the rate of $6.26 per Boe.


                                          Productive Wells
                             Gross(1)               Net(2)
                       --------------------    ----------------------
        Location        Oil    Gas    Total     Oil     Gas     Total
   -----------------   -----  -----   -----    -----   ------   -----
   Texas                34     1       35       34       1        35
   Oklahoma             10     4       14        9       3        12
                       -----  -----   -----    -----   ------   -----
       Total            44     5       49       43       4        47
                       =====  ====    =====    =====   ======   =====

-------------------
- The number of gross wells is the total number of wells in which a working interest is owned.
- The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at June 30, 1998.



                            Developed                Undeveloped
      Location              Gross(1)   Net(2)     Gross(1)     Net(2)
   -----------------        --------   ------     --------    -------
   Texas                     3,729     3,729       13,056      13,056
   Oklahoma                  1,350     1,181         -0-         -0-
                             ------    ------      ------      ------
       Total                 5,079     4,810       13,056      13,056
                             ======    ======      ======      ======

------------------
- The number of gross acres is the total number of acres in which a working interest is owned.
- The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

ITEM 3.     LEGAL PROCEEDINGS

Yukon Continuance

     On December 10, 1996, the Company's shareholders of record as of November 4, 1996, approved the continuance of domicile from the Province of Ontario to Yukon Territory (the "Continuance"). The Company mailed proxy solicitation materials to its shareholders on November 8, 1996. The Company has received an opinion of its Canadian counsel that the Notice, Information Circular and Proxy delivered to its shareholders complied in all material respects with applicable corporate and securities laws of the Province of Ontario. A total of 1,791,195 shares voted for the Yukon Continuance (19.5% of the 9,204,318 shares then outstanding), with 86 shares voting against. No shareholder exercised his dissenter's rights under Ontario law. On February 9, 1998, the Company filed Articles of Continuance with the Registrar of Yukon Territory, changing the domicile of the Company from the Province of Ontario to the Yukon Territory.

     At the time of the December 10, 1996 meeting of shareholders, the Company believed it to be in the best interest of its shareholders to continue its domicile into the Yukon Territory because under Yukon Territory law the Company's Board of Directors need not be comprised of a majority of Canadian residents as required under Ontario law. The Company believed that since its principal executive office, management and principal properties were located in the United States, it would be advantageous to both its U.S. and Canadian shareholders to have a majority of its Board of Directors comprised of U.S. residents.
The Company's Charter and bylaws were not changed as a result of the Yukon Continuance. The Company has been advised by its Canadian counsel that there are no significant differences in corporate law concerning shareholder rights between the Province of Ontario and Yukon Territory except for the allowance of a majority of U.S. residents as directors under Yukon law. The Company intended to eventually reincorporate into the United States after completion of the Yukon Continuance since its future business activities would primarily be in the United States.

     On November 27, 1996, the Company filed with the Commission a Registration Statement on Form SB-2 (the "1996 Registration
Statement") for the purpose of registering securities to be offered in an underwritten public offering. On or about February 6, 1997, the Staff of the Commission orally advised the former Chief Financial Officer of the Company that the Yukon Continuance, as approved by the shareholders on December 10, 1996, involved a transaction which would require registration under the Securities Act. As a result of the Staff's position, the 1996
Registration Statement was amended to state that the Company would not proceed with the Yukon Continuance until after the filing of a registration statement covering the Yukon Continuance under the Securities Act. The 1996 Registration Statement was never declared effective and was subsequently withdrawn by the Company.

     On February 10, 1997 and as a result of the Staff's advice to the Company, the Company filed with the Commission a Current Report on Form 8-K which stated that the Company's continuance from Ontario to the Yukon Territory would require registration under the Securities Act and would be delayed until after such registration had been effected and further shareholder approval had been sought.

     During the Staff's review of the Company's 1996 Registration Statement (November 1996 through June 1997), the Company's principal officer and liaison with the Staff was the Company's former Chief Financial Officer and it was with him in February 1997 that the Staff discussed by telephone the applicability of Rule 145 to the Yukon Continuance. In October 1997, the Chief Financial Officer resigned his position as an officer of the Company. Unfortunately, during the review process of the Company's 1996 Registration Statement by the Staff, the significance and materiality of the Yukon Continuance registration issue was not effectively communicated to current management of the Company.

     In December 1997, management of the Company was advised by its Canadian counsel that the Company should initiate the process of filing its Articles of Continuance with the Registrar of the Yukon Territory prior to the end of 1997 or it could be necessary to again seek shareholder approval of the Yukon Continuance. Current management, without the knowledge of the significance of the previous discussions between the Staff of the Commission and the Company's former Chief
Financial Officer regarding the Yukon Continuance issue, decided that it would be in the Company's best interest to complete the Yukon
Continuance as directed and approved by its shareholders at the December 10, 1996 meeting. The Yukon Continuance was effected in conformity with applicable Canadian law on February 9, 1998.

Yukon Continuance May Have Violated Securities Act

      On March 16, 1998, the Company filed with the Commission a
Registration Statement on Form SB-2 (the "March 1998 Registration
Statement") for the purpose of registering up to 10,891,184 shares of the Company's Common Stock for sale by certain shareholders of the Company, including approximately 5.7 million shares to be issued upon exercise of outstanding warrants and conversion of the Convertible Debentures.
On May 1, 1998, the Company received a letter of comments from the Staff of the Commission (the May 1998 Staff Comment Letter") relating to the
March 1998 Registration Statement. In the May 1998 Staff Comment Letter, the Staff advised the Company that it should have registered the Yukon Continuance under the Securities Act. The Yukon Continuance was not registered under the Securities Act.

      The Company in its supplemental response on May 26, 1998 to the Staff's May 1998 Comment Letter contended, with the concurrence of Jackson Walker L.L.P., the Company's U.S. securities counsel, that the Yukon Continuance was a transaction not subject to the registration requirements of Section 5 of the Securities Act. The Staff has advised the Company that is does not agree with the Company and its U.S. securities counsel's conclusion regarding the Yukon Continuance.

     Assuming the Yukon Continuance violated Section 5 of the Securities Act because it was required to be but was not registered thereunder, shareholders of the Company would have a cause of action against the Company for damages under Section 12(a) of the Securities Act.
Section 12(a) of the Securities Act provides in relevant part as follows:

"Section 12(a) In General.  Any person who:

- Offers or sells a security in violation of Section 5.

- .shall be liable, subject to subsection (b), to the person purchasing such security from him, who may sue either at law or in equity in any court of competent jurisdiction, to recover the consideration paid for such security with interest thereon, less the amount of any income received thereon, upon the tender of such security, or for damages if he no longer owns the security."

      The Company, therefore, may have a contingent liability to certain of its shareholders, who may sue the Company to recover the consideration paid, if any, for shares of the Company's Common Stock, with interest thereon, from the date of the Yukon Continuance to the date of repayment by the Company less the amount of any income received thereon, upon tender of such securities, or for damages if the shareholder no longer owns such securities. The Company intends to vigorously defend any such shareholder lawsuit and believes that it may have valid defenses, including the running of applicable statutes of limitations, against claims by some or all of its shareholders. However, to the extent that any of the Company's shareholders obtain a judgment for damages against the Company, the Company's net assets and net worth will be reduced, which in turn could reduce the Company's ability to obtain financing for its exploration and drilling operations and cause the Company to curtail operations. The Company is unable to quantify the amount of such contingent liability. Nothing herein should be construed as an admission by the Company that it has violated any provision of the Securities Act. See "Risk Factors --Possible Contingent Liability for Violation of Securities Act."

      The Company contends that in the Yukon Continuance transaction, the "consideration" given by the shareholders was stock in an Ontario corporation in exchange for stock in a Yukon Territory corporation.
Thus one of the remedies of a shareholder under Section 12(a) would be for the Company to rescind the Yukon Continuance and offer to exchange with its shareholders shares of common stock of an Ontario corporation. Under Canadian law such action would require a vote of the present shareholders and would give them dissenters' rights under Yukon law. If Rule 145 were deemed applicable, the continuance back to Ontario would require registration under the Securities Act with the attendant costs and delays. The Company believes this would be an impractical and expensive solution, and would be inconsistent with the Company's shareholders' approval of the Yukon Continuance at the December 10, 1996 meeting. The Company does not intend to make such a rescission offer or any other rescission offer to its shareholders regarding the Yukon Continuance. Further, the Company does not believe that its shareholders suffered any monetary loss or other damages as a result of the Yukon Continuance.

Other Legal Proceedings.

      The Company is not currently party to any other legal proceedings which would have material adverse effect on the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      The Company had no matters requiring a vote of security holders during the fourth quarter of fiscal 1998 nor the first quarter of fiscal 1999, through September 15, 1998.

_____________________________________________________________________________
                             PART II
_____________________________________________________________________________

ITEM 5.     MARKET FOR THE COMPANY's COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

Market Investments.

     The Common Stock began trading through the Canadian Dealing
Network ("CDN") on June 24, 1996, under the symbol "CVZC". From June 24, 1996, through June 30, 1998, the following table sets forth the high and low bid information for the Company's Common Stock in Canadian dollars as reported on the Canadian Dealing Network. The information in the table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
During this period, the Canadian dollar traded in the $.69 to $.74 range. On December 31, 1998, one Canadian dollar was worth $0.72 U.S. Since December 31, 1997, there have been no significant trades on the Canadian Dealing Network.

                                            High          Low
        June 21-30, 1996                    C$2.80        C$2.50
        July 1 - September 30, 1996         C$2.60        C$1.20
        October 1 - December 31, 1996       C$1.90        C$0.75
        January 1 - March 31, 1997          C$3.45        C$1.45
        April 1 - June 30, 1997             C$2.55        C$1.50
        July 1 - September 30, 1997         C$6.50        C$1.95
        October 1 - December 31, 1997       C$4.17        C$3.91

      The Company's Common Stock began trading through the NASD Electronic Bulletin Board on January 14, 1997 under the symbol "CTVYF". On July
1, 1997, the Company's symbol was changed to "CTVY".  The following table sets forth the high and low bid information for the Company's Common Stock in U.S. currency as reported on the NASD Electronic Bulletin Board since January 14, 1997. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent
actual transactions.   The Company's Common Stock was not traded through the
NASD Electronic Bulletin Board after October 17, 1997.


                                            High          Low
        January 14 - March 31. 1997         $2.20         $1.00
        April 1- June 30, 1997              $1.81         $1.12
        July 1- September 30, 1997          $4.81         $1.38
        October 1-17, 1997                  $3.45         $3.12

     On October 17, 1997, the Common Stock was listed on the American Stock Exchange under the symbol "KTN". The following table sets forth the high and low sales prices for the Common Stock since October 17, 1997.

                                            High         Low
         October 17 to December 31, 1997    $6.00        $2.12
         January 1 - March 31, 1998         $2.94        $1.38
         April 1 - June 30, 1998            $1.75        $0.88
         July 1 - September 15, 1998        $1.19        $0.50

     Holders. As of June 30, 1998, there were approximately 1,065 record holders of the Company's Common Stock.

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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Fiscal Year 1998 as Compared to Fiscal Year 1997

      During the fiscal year ended June 30, 1998, the Company had a net loss of $830,600 on revenues of $1,825,852 as compared with a net loss of $2,006,878 on revenues of $272,243 for the fiscal year ended June 30, 1997. The improvement results from the first used equipment sales by the Company's subsidiary, Mustang Oilfield Equipment Company, oil and gas production beginning March 1997 from the N.E. Alden Field and August
1997 from the Aspen properties, oil and gas production beginning November 1997 from the Sears Ranch Prospect, and continued production from the Company's Cheneyboro properties, as well as reductions in general and administrative costs, and gain from the purchase and sale of a Canadian property, which were offset by costs associated with the financing and development of the Company.

      Oil and gas sales increased 207% from $272,243 for the fiscal year ended June 30, 1997 to $835,684 for the fiscal year ended June 30, 1998, reflecting the addition of the Aspen, N.E. Alden and Sears Ranch acquisitions. Oil and gas production costs increased 144% for the fiscal year ended June 30, 1998, reflecting the addition of oil and gas properties and continued remedial work required at the N.E. Alden
Field. The Company did not have any significant oil and gas production costs for the fiscal year ended June 30, 1997.

      Equipment sales for the fiscal year ended June 30, 1998 were $987,811 as compared to no sales for the fiscal year ended June 30, 1997. Equipment purchase and refurbishing expenses were $660,373 for the fiscal year ended June 30, 1998 as compared to zero expenses for the comparable period ended June 30, 1997.

      General and administrative costs were $1,330,361 for the fiscal year ended June 30, 1998, a decrease of $1,495,317 or 53% less than the $2,825,678 incurred for the fiscal year ended June 30, 1997. A substantial portion of the decrease was due to the expiration of the investor relations contract with LFC and an administrative cost reduction program instituted by management in mid-June 1997. In addition, the Company allocated that portion of its general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the fiscal year ended
June 30, 1998 to oil and gas properties. No such costs were allocated during the fiscal year ended June 30, 1997 because the Company was primarily involved in fund raising activities during that time period.

     The Company purchased and sold a Canadian oil and gas property during January 1998 that resulted in a gain of $629,660.

     The Company will recognize an income tax benefit of $467,678 for the fiscal year ended June 30, 1998 as compared to recognition of an income tax benefit of $919,000 for the fiscal year ended June 30, 1997.
This is directly related to the size of the profit or loss before income taxes during such periods.

Fiscal Year 1997 As Compared to Fiscal Year 1996

      During the fiscal year ended June 30, 1997, the Company incurred a net loss of $2,006,878 as compared to a loss of $712,360 for fiscal
1996. This 181% increase in net loss is primarily attributable to increases in general and administrative expenses.

      General and administrative costs were $2,825,678 in fiscal 1997, an increase of $1,859,902 or 193% over the $965,776 incurred in fiscal
1996. Included in 1997 general and administrative expenses is a compensation expense of $1,286,800, (approximately 46% of total general and administrative expenses) representing the value of shares and warrants issued to LFC for certain investor relations services, and approximately $212,000 representing costs incurred with respect to a public offering of securities which did not materialize. The remaining increase in general and administrative expense can be attributed to the addition of staff and technical personnel during 1997 as compared to a relatively small staff which was in place for only a part of 1996.

      Oil and gas production costs were $252,272 in 1997 as compared to none in 1996. These costs primarily relate to the N.E. Alden Field and particularly to rehabilitation costs which were not capitalized. The Company initially acquired its interest in the N.E. Alden Field in December 1996 for $390,000 of which $35,000 was paid in December 1996 and $355,000 was paid upon closing on March 3, 1997. Oil and gas sales from the N.E. Alden Field in fiscal 1997 were approximately $200,000. Rehabilitation work on two wells in the Cheneyboro Field in the fourth quarter of fiscal 1996 resulted in oil and gas sales of $74,473 during fiscal 1997.

      The Company recognized an income tax benefit of $919,000 in fiscal 1997 compared to $387,000 in fiscal 1996. This is directly related to the size of the loss before income taxes during such periods.

     During fiscal 1996, the Company issued 300,000 shares to two former officers of the Company for services which was recorded at $446,950.
Other expenses during this period were $657,796 which includes
$138,970 in interest expense and officers and staff compensation. The loss before income tax benefit of $387,000 was $1,099,360 during fiscal 1996.

Fiscal Year 1996 As Compared to Fiscal Period 1995

     From February 15, 1995 (inception), to June 30, 1996, the Company accumulated a deficit of $762,277 after an income tax benefit of $412,000. During this period, the Company acquired certain oil and gas properties, completed the amalgamation with Arjon, issued debentures and notes and sold stock for cash.

     Legal, audit and accounting fees were $190,053, which represents 17% of the net loss before tax through June 30, 1996.

     Management fees of $82,840 and salaries of $163,309, for a total of $246,149, represent 22% of the net loss before tax through June 30, 1996. The Company paid management fees of $10,000 per month from its inception to July 31, 1995, and $20,000 per month from August 1, 1995 to March 31, 1996, for the full-time services of Eugene A. Soltero, Chairman of the Board and Chief Executive Officer, and James E. Hogue, President and
Chief Operating Officer. Effective April 1, 1996, each of these officers received a salary of $10,000 per month. A third officer earned
$10,000 per month from August 1, 1995. A fourth officer earned $10,000 per month from May 1, 1996.

     Management fees and salaries totaling $194, 951 from inception through June 30, 1996, were capitalized into oil and gas properties and are not included in the accumulated deficit as of that date. These costs represent the estimated portion of the compensation directly attributable to acquisition of the properties in the Cheneyboro Field and related development activities.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had a net working capital of $20,823, before adjustments of $396,411 for non-cash accrued liabilities, leaving an effective working capital of $417,234. For fiscal year 1999, the Company anticipates a capital budget of approximately $10 million, of which $8 million would be spent developing the Means Unit, $0.5 million is allocated to workovers at N.E. Alden and $1.5 million will be used at Cheneyboro. The Means Unit and N.E. Alden funding is scheduled to be provided by the $10 million Triassic line of credit. The Company plans to obtain the capital for its initial Cheneyboro drilling from a combination of reduction of its oilfield equipment inventory, vendor financing, exchange of horizontal tools for services and private placements. No assurance can be given that the Company will be successful in these efforts.

     During the fiscal year ended June 30, 1998, the Company used
$714,969 net cash for its operating activities, of which $891,359 was used for increases in materials and supplies inventory for its used equipment resale business and $196,966 was loss before non-cash charges, offset by $373,356 net increases in cash from net changes to receivables and payables. Cash of $11,286,846 was used in investing activities, primarily in oil and gas properties, and well service and horizontal drilling equipment. Net cash from investing activities was $11,444,965, consisting of: (i) $13,122,331 generated from the issuance of long term notes, sale of common stock, exercise of warrants, exchange of stock for oil and gas properties, and the issuance of the Convertible
Debentures; less (ii) $1,677,366 used for payment of liability related to the Aspen acquisition, costs related to sale of stock and notes, and repayments of advances payable, notes payable and long-term debt.

     The Company did not obtain effectiveness of a registration statement by May 31, 1998 for the securities underlying the Convertible Debentures, which event would, with notice, be an event of default under the relevant financing agreements. No notice has been given. As of September 15, 1998, the Company and each Convertible Debentureholder were in negotiation for certain amendments to the Convertible
Debentures and related documents, including a waiver of the prospective event of default. As consideration for the waiver, the Company has agreed to issue a total of 400,000 shares (the "Waiver Shares") on a pro rata basis to the Convertible Debentureholders. The Waiver Shares will be valued by the board of directors at $0.425 per share when issued to the Convertible Debentureholder. Additionally, the Company expects to issue and deliver to the Convertible Debentureholders approximately 700,000 shares of common stock in lieu of accrued interest of approximately $302,000 on the Convertible Debentures for December
30, 1997 through December 31, 1998. If the amendments are not completed, and the Debentureholders give notice of default, the Company's liquidity and activities could be severely adversely affected.

     During the first quarter of fiscal year 1999, through September 15, 1998, the Company has raised $145,000 through the sale of 290,000 shares of its Common Stock and warrants to purchase 290,000 shares, exercisable at $0.60 per share until December 31, 1001, in a private placement, and signed a subscription agreement for an additional $430,00 to be subscribed during the second quarter of fiscal 1999.

     For the remainder of fiscal year 1999, the Company expects that its cash for operations and capital expenditure requirements will be met in the aggregate as follows:

- through the proceeds received from the exercise of outstanding warrants;
- institutional reserves based development mezzanine loans;
- traditional commercial bank asset lending;
- private sales of securities;
- conversion of debt to equity;
- reduction of oilfield equipment inventory;
- exchange of drilling and well servicing equipment for drilling services;
- farmout and/or sale of oil and gas property interests; and
- revenues from operations.

     Management believes a combination of the above sources of capital will provide the necessary liquidity to operate the Company over the next 12 months. No assurance can be given that any additional financing will be available to the Company on acceptable terms, if at all. The inability to obtain additional financing would have a material adverse effect on the Company, including requiring the Company to curtail significantly development of its properties. Any financing may involve substantial dilution to the interests of the Company's then existing shareholders.

Year 2000 Modifications

     The Company is currently reviewing its computer systems in order to evaluate necessary modifications for the year 2000. The Company does not currently anticipate that it will incur material expenditures to complete any such modifications. Many of the companies with whom the Company has material transactions have responded to the Company's inquiring and stated that they are Year 2000 compliant, or are currently examining Year 2000 compliance issues.

Other Matters

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per
Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB
No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The
Company adopted SFAS 128 as of December 31, 1997 for the period ended December 31, 1997 and all prior periods. The adoption of SFAS 128 has not had a significant impact on the Company's reported EPS to date.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosures of Information About Capital Structure ("SFAS 129") which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expected to have a significant impact on the consolidated financial statements of the Company.
SFAS 129 is effective for financial statements ending after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
SFAS 130 is effective for years beginning after December 15, 1997.
The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures
About Segments of an Enterprise and Related Information ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas and major customers. SFAS 131 replaces the "industry segment" concept of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company expects additional disclosures will be required, but otherwise does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), and SFAS 133, Accounting for Derivative Instruments and Hedging Activities." SFAS 132 is effective for fiscal years beginning after December 15, 1997, and SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of these standards.


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

ITEM 7.            CONSOLIDATED FINANCIAL STATEMENTS AND UNAUDITED
                              SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedule
Page

Independent Auditor's Reports                                         24

Financial Statements

Consolidated Balance Sheet                                            26

Consolidated Statements of Operations                                 27

Consolidated Statement of Changes in Stockholders'                    28

Consolidated Statements of Cash Flows                                 27

Notes to Consolidated Financial Statements                            29

Supplemental Information (Unaudited)                                  38



INDEPENDENT AUDITOR'S REPORT




Board of Directors
Cotton Valley Resources Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Cotton Valley Resources Corporation and subsidiaries (a development stage company) as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the period from February 15, 1995 (date of incorporation) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton Valley Resources Corporation and subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for the year then ended and the period from February 15, 1995 (date of incorporation) to June 30, 1998, in conformity with generally accepted accounting principles.

The carrying value of the Company's oil and gas properties is supported primarily by proved undeveloped reserves.


LANE GORMAN TRUBITT L.L.P.


Dallas, Texas
September 11, 1998

Board of Directors
Cotton Valley Resources Corporation
Dallas, Texas


We have audited the accompanying of consolidated statements of operations, stockholders' equity and cash flows
Cotton Valley Resources Corporation and subsidiaries (a development stage company) for the year ended June 30, 1997, and the period from February 15, 1995 (date of incorporation) to June 30, 1995 and the period from February 15, 1995 to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, results of the Company its operations and its cash flows for the year ended June 30, 1997, the period from February 15, 1995 (date of incorporation) to June 30, 1995 and the period from February 15, 1995 to June 30, 1997 in accordance with generally accepted accounting principles.

The carrying value of the Company's oil and gas properties is supported primarily by proved undeveloped reserves.


HEIN + ASSOCIATES, L.L.C.


Dallas, Texas
September 15, 1997

                             COTTON VALLEY RESOURCES CORPORATION
                               (a development stage company)

             ASSETS

CURRENT ASSETS:
 Cash                                                               $    85,762
 Accounts receivable                                                    396,390
 Materials and supplies inventory                                       891,359
 Prepaid expenses                                                       219,119
                                                                    -----------
   Total current assets                                               1,592,630

Proved Oil & Gas Properties (full cost method)                       24,331,189
 net of accumulated depletion of $396,008

Office Furniture and Equipment                                           92,412
 net of accumulated depreciation of $24,724

Debenture Financing Costs and Other Assets                              521,625
                                                                    -----------
    Total Assets                                                    $26,537,856
                                                                    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                   $ 1,175,396
 Accrued expenses                                                        51,288
 Accrued interest                                                       158,483
 Accrued well plugging costs                                            186,640
                                                                    -----------
    Total current liabilities                                         1,571,807

Long Term Debt, net of discount of $53,962                            4,654,638

Advances from Related Parties                                           122,989

Deferred Income Taxes                                                 1,845,000

Stockholders' Equity
 Preferred stock, no par value, authorized-unlimited,- issued, none           -
 Common Stock, no par value, authorized-unlimited:
  issued: - 17,273,278                                               21,119,482
 Warrants and beneficial conversion feature                             823,695
 Deficit accumulated in development state                            (3,599,755)
                                                                    -----------
   Total liabilities and stockholders equity                        $26,537,856
                                                                    ===========

See accompanying notes to these financial statements.

                             COTTON VALLEY RESOURCES CORPORATION
                                (a development stage company)

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Expressed in U.S. Dollars)

                                                                 Period from
                                                              February 15, 1995
                                   Year Ended June 30,                to
                                   1998            1997          June 30, 1998
                                   -----           -----         --------------
REVENUE:
 Oil and gas sales                 $  835,684     $   272,243     $   1,107,927
 Equipment sales                      987,811                           987,811
 Other income                           2,357               -             2,357
                                    ----------    ------------    -------------
  Total Revenue                     1,825,852         272,243         2,098,098

EXPENSES:
 Oil and gas production               615,162         252,272           867,434
 Cost of equipment sold               542,864               -           542,864
 Operating expenses                   117,509               -           117,509
 General and administrative         1,330,361       2,825,678         5,196,732
 Depreciation and depletion           378,920          27,000           405,920
 Other expenses                         1,566               -             1,566
                                   -----------     -----------    --------------
  Total Expenses                    2,986,382       3,104,950         7,132,025
                                   -----------     -----------    --------------

LOSS FROM OPERATIONS               (1,160,530)     (2,832,707)       (5,033,930)

OTHER INCOME (EXPENSES):
 Interest and financing expense      (814,845)       (97,158)        (1,050,973)
 Gain on sale of assets               629,660              -            629,660
 Interest income                       47,437          3,987             56,810
                                   -----------     -----------    --------------
   Total Other                       (137,747)       (93,171)          (364,503)
                                   -----------     -----------    --------------

LOSS BEFORE INCOME TAX             (1,298,278)     (2,925,878)       (5,398,433)

INCOME TAX BENEFIT                    467,678         919,000         1,798,678
                                   -----------     -----------    --------------

NET LOSS                           $ (830,600)    $(2,006,878)      $(3,599,755)

NET LOSS PER SHARE                 $    (0.05)    $     (0.18)      $     (0.30)

WEIGHTED AVERAGE SHARES            16,301,723      11,403,000        11,868,140

See accompanying notes to these financial statements.



                             COTTON VALLEY RESOURCES CORPORATION
                                (a development stage company)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1998
                                (Expressed in U.S. Dollars)

                                                       COMMON STOCK
                                    COMMON STOCK         SUBSCRIBED
                                    SHARES     AMOUNT  SHARES  AMOUNT
                                   ------     ------   -------  ------
Issued upon incorporation to
   Officers ($.003 per share)      560,001     $  1,401      -       -
Issued March 10, 1995 for the
   acquisition of
    subsequently abandoned oil and gas
    properties (621,600 shares issued
    and 310,800 shares canceled $.003
    per share)                     310,800          777       -      -
Issued March 10, 1995 for the acquisition
   of oil and gas properties
    ($1.82 per share)            3,875,957    7,072,914       -      -
Issued June 1, 1995 for cash
   ($1.00 per share)                10,000       10,000       -      -
Net Loss                                 -            -       -      -
                                  ---------    ---------    -----  ----
BALANCES, June 30, 1995          4,756,758    7,085,092       -      -

Issued July - December 1995 in
   connection with notes payable
    ($1.49 per share)              107,258      160,008       -      -
Repayment and conversion to equity
   of notes payable, net of
    amortized discount                   -      (72,000)      -      -
Issued December 29, 1995 to officers
   upon conversion of special shares
    ($.004 per share)            1,440,000        5,840       -      -
Issued December 29, 1995 as advance
   for stock offering costs
    ($1.49 per share)              340,000      506,409       -      -
Issued December 29, 1995 to officers
   for services ($1.49 per share)  300,000      446,950       -      -
Sale of shares for cash during April - June
   1996 ($1.64 per share)        1,272,500    2,089,872       -      -
Issued June 14, 1996 upon conversion
   of debentures ($1.48 per share) 288,529      426,474       -      -
Issued June 14, 1996 to former Arjon
   shareholders ($.21 per share)   686,551      146,300       -      -
Share issuance costs                     -     (915,785)      -      -
Net loss                                 -            -       -      -
                                 ---------   ----------     ----   ----
BALANCES, June 30, 1996          9,191,596    9,879,160       -      -

--Continued--

                                                             WARRANTS
                                                                AND
                                                             BENEFICAL
                                       SPECIAL    SHARES     CONVERSION
                                      SHARES      AMOUNT       DISCOUNT
                                      -------     ------     ----------
Issued upon incorporation to officers
($.003 per share)                     2,100,000   $     8            -
Issued March 10, 1995 for the
   acquisition of
    subsequently abandoned oil and gas
    properties (621,600 shares issued
    and 310,800 shares canceled $.003
    per share)                                -         -            -
Issued March 10, 1995 for the acquisition
   of oil and gas properties
    ($1.82 per share)                         -         -            -
Issued June 1, 1995 for cash
   ($1.00 per share)                          -         -            -
Net Loss                                      -         -            -
                                      ---------    ---------   --------
BALANCES, June 30, 1995               2,100,000         8            -

Issued July - December 1995 in
   connection with notes payable
    ($1.49 per share)                         -         -            -
Repayment and conversion to equity
   of notes payable, net of
    amortized discount                        -         -            -
Issued December 29, 1995 to officers
   upon conversion of special shares
    ($.004 per share)                (2,100,000)       (8)           -
Issued December 29, 1995 as advance
   for stock offering costs
    ($1.49 per share)                         -         -            -
Issued December 29, 1995 to officers
   for services ($1.49 per share)             -         -            -
Sale of shares for cash during April - June
   1996 ($1.64 per share)                     -         -            -
Issued June 14, 1996 upon conversion
   of debentures ($1.48 per share)            -         -            -
Issued June 14, 1996 to former Arjon
   shareholders ($.21 per share)              -         -            -
Share issuance costs                          -         -            -
Net loss                                      -         -            -
                                       ---------   ----------     -----
BALANCES, June 30, 1996                       -         -            -

--Continued-

                                             DEFICT
                                         ACCUMULATED
                                        IN DEVELOPMENT
                                           STAGE               TOTAL
                                        --------------      -----------
Issued upon incorporation to officers
($.003 per share)                                -          $    1,409
Issued March 10, 1995 for the
   acquisition of
    subsequently abandoned oil and gas
    properties (621,600 shares issued
    and 310,800 shares canceled $.003
    per share)                                   -                 777
Issued March 10, 1995 for the acquisition
   of oil and gas properties
    ($1.82 per share)                            -           7,072,914
Issued June 1, 1995 for cash
   ($1.00 per share)                             -              10,000
Net Loss                                    (49,917)           (49,917)
                                       -------------       ------------
BALANCES, June 30, 1995                     (49,917)         7,035,183

Issued July - December 1995 in
   connection with notes payable
    ($1.49 per share)                             -            160,008
Repayment and conversion to equity
   of notes payable, net of
    amortized discount                            -            (72,000)
Issued December 29, 1995 to officers
   upon conversion of special shares
    ($.004 per share)                             -              5,832
Issued December 29, 1995 as advance
   for stock offering costs
    ($1.49 per share)                             -            506,409
Issued December 29, 1995 to officers
   for services ($1.49 per share)                 -            446,950
Sale of shares for cash during April - June
   1996 ($1.64 per share)                         -          2,089,872
Issued June 14, 1996 upon conversion
   of debentures ($1.48 per share)                -            426,474
Issued June 14, 1996 to former Arjon
   shareholders ($.21 per share)                  -            146,300
Share issuance costs                              -           (915,785)
Net loss                                          -           (712,360)
                                       -------------      -------------
BALANCES, June 30, 1996                           -          9,116,883

--Continued--

                                                                COMMON STOCK
                                            COMMON STOCK         SUBSCRIBED
                                            SHARES     AMOUNT  SHARES    AMOUNT
                                            ------     ------   -------  ------
--Continued--
Issued August 13, 1996 for exercise
   of warrants ($1.64 per share)             6,667     10,950         -       -
Issued in August and November 1996 for
   exercise of warrants ($.48 per share)   175,001     84,315         -       -
Sales of shares for cash during November 1996
   ($.73 per share)                        100,000     73,365         -       -
Issued primarily in December 1996 for
   services ($.78 per share)                86,888     67,432         -       -
Issued in December 1996 to settle
   liabilities ($.73 per  share)            53,750     39,238         -       -
Issued in December 1996 for investor relations
   services ($.73 per share)             1,490,000  1,087,700         -       -
Issued in December 1996 for investor relations
   services ($.73 per share)             1,490,000  1,087,700         -       -
Sale of shares for cash on January 7, 1997
   ($.82 per share), less commission of
    $16,400                                200,000    147,825         -       -
Issued during January 1997 for exercise of
      warrants ($.48 per share)            241,666    116,434         -       -
Issued February 5, 1997 for exercise of
      warrants ($2.00 per share)            11,239     22,562         -       -
Issued February 5, 1997 for exercise of
     warrants ($1.47 per share)             37,741     55,791         -       -
Issued during March 1997 for exercise of
    warrants ($1.64 per  share)             31,667     52,014         -       -
Sale of shares from December 1996 through
    March 1997 for cash, including shares
    subscribed but not issued
     ($.75 per share)                      375,000    281,250   125,000   93,750
Sale of shares for cash during February -
   June 1997 ($1.51 per share)             266,667    402,527         -        -

--Continued--

                                                                    WARRANTS
                                                                       AND
                                                                    BENEFICAL
                                              SPECIAL SHARES        CONVERSION
                                              SHARES      AMOUNT       DISCOUNT
                                               -------     ------   ------------
--Continued--
Issued August 13, 1996 for exercise
   of warrants ($1.64 per share)                    -           -              -
Issued in August and November 1996 for
   exercise of warrants ($.48 per share)            -           -              -
Sales of shares for cash during November 1996
   ($.73 per share)                                 -           -              -
Issued primarily in December 1996 for
   services ($.78 per share)                        -           -              -
Issued in December 1996 to settle
   liabilities ($.73 per  share)                    -           -              -
Issued in December 1996 for investor relations
   services ($.73 per share)                        -           -              -
Sale of shares for cash on January 7, 1997
   ($.82 per share), less commission of
    $16,400                                         -           -              -
Issued during January 1997 for exercise of
      warrants ($.48 per share)                     -           -              -
Issued February 5, 1997 for exercise of
      warrants ($2.00 per share)                    -           -              -
Issued February 5, 1997 for exercise of
     warrants ($1.47 per share)                     -           -              -
Issued during March 1997 for exercise of
    warrants ($1.64 per  share)                     -           -              -
Sale of shares from December 1996 through
    March 1997 for cash, including shares
    subscribed but not issued
     ($.75 per share)                               -           -              -
Sale of shares for cash during February -
   June 1997 ($1.51 per share)                      -           -              -

--Continued-

                                                     DEFICT
                                                  ACCUMULATED
                                                 IN DEVELOPMENT
                                                     STAGE             TOTAL
                                                 --------------      -----------
--Continued--
Issued August 13, 1996 for exercise
   of warrants ($1.64 per share)                             -            10,950
Issued in August and November 1996 for
   exercise of warrants ($.48 per share)                     -            84,315
Sales of shares for cash during November 1996
   ($.73 per share)                                          -            73,365
Issued primarily in December 1996 for
   services ($.78 per share)                                 -            67,432
Issued in December 1996 to settle
   liabilities ($.73 per  share)                             -            39,238
Issued in December 1996 for investor relations
   services ($.73 per share)                                 -         1,087,700
Sale of shares for cash on January 7, 1997
   ($.82 per share), less commission of
    $16,400                                                  -           147,825
Issued during January 1997 for exercise of
      warrants ($.48 per share)                              -           116,434
Issued February 5, 1997 for exercise of
      warrants ($2.00 per share)                             -            22,562
Issued February 5, 1997 for exercise of
     warrants ($1.47 per share)                              -            55,791
Issued during March 1997 for exercise of
    warrants ($1.64 per  share)                              -            52,014
Sale of shares from December 1996 through
    March 1997 for cash, including shares
    subscribed but not issued
     ($.75 per share)                                        -           375,000
Sale of shares for cash during February -
   June 1997 ($1.51 per share)                               -           402,527

--Continued-

                                                                  COMMON STOCK
                                              COMMON STOCK         SUBSCRIBED
                                       SHARES     AMOUNT   SHARES        AMOUNT
                                       ------     ------   -------       ------
--Continued--
Issuance of shares in May 1997 for
   services (1.84 per share)           20,400     37,500         -           -
Cash received in June 1997 as
   prepayment for subsequent exercise of
    warrants ($2.00 per share)              -          -    52,000     104,000
Issuance of shares in June 1997 for
  conversion of notes payable
   ($1.16 per share)                  302,191    349,000        -            -
Estimated fair value of warrants issued for
  services in November 1996 and as
   discount on note payable in
     June 1997                              -          -        -            -
Net loss                                    -          -        -            -
                                    ----------    -------    ------   --------
BALANCES, June 30, 1997             12,590,473  12,707,063  177,000    197,750
                                   ===========  ==========  =======   ========


Issuance of shares in July for Aspen Energy
   acquisition ($1.87 per share)     2,511,287  4,700,000         -         -
WPM Group private placement
   in August 1997 ($1.667 per share)   272,700    454,500         -         -
Share issued in July 1997 against prior
   subscription agreement              177,000    197,750  (177,000)  (197,750)
Shares issued for employee bonuses
    in August 1997 ($1.06 per share)    45,000     47,813         -          -
Shares issued in September  1997 for
    purchase of property
     ($3.70 per share)                   9,447     35,000         -          -

--Continued-

Warrants issued in connection with
   $125,000 note placement in September
    1997                                     -          -         -          -
Warrants exercised July-October
    1997 ($1.85 per share)           1,610,674  3,017,812         -          -
Exercise of warrants in December 1997
    ($1.22 per share)                   66,667     81,419         -          -

Discount for beneficial conversion feature of
    $4,320,000 of convertible debentures
    issued in December, 1998                 -          -         -          -
Issuance of  shares in February 1998 for
    conversion of convertible note      60,000    100,000         -          -
Cancellation of shares in March 1998
    for debt in Aspen acquisition     (269,970)  (425,000)        -          -
Issuance of shares for services in May 1998
    ($1.1875 per share)                150,000    178,125         -          -
Issuance  of shares for property option
     ($.50 per share)                   50,000     25,000         -          -
Net loss                                     -          -         -          -
                                   ----------- -----------    --------   -------
BALANCES, June 30, 1998            17,273,278 $21,119,482         -     $    -
                                   =========== ===========    ========  ========
See accompanying notes to these financial statements.

                                                              WARRANTS
                                                                AND
                                                             BENEFICAL
                                       SPECIAL SHARES       CONVERSION
                                      SHARES      AMOUNT       DISCOUNT
                                      -------     ------     ----------
--Continued--
Issuance of shares in May 1997 for
   services (1.84 per share)               -           -             -
Cash received in June 1997 as
   prepayment for subsequent exercise of
    warrants ($2.00 per share)             -           -             -
Issuance of shares in June 1997 for
  conversion of notes payable
   ($1.16 per share)                       -           -             -
Estimated fair value of warrants issued for
  services in November 1996 and as
   discount on note payable in
     June 1997                              -          -       323,000
                                    ----------    -------     ---------
Net loss                                    -          -             -
BALANCES, June 30, 1997                     -          -       323,000
                                   ===========  ==========    ==========


Issuance of shares in July for Aspen Energy
   acquisition ($1.87 per share)
                                            -          -             -
WPM Group private placement
   in August 1997 ($1.667 per share)        -          -             -
Share issued in July 1997 against prior
   subscription agreement                   -          -             -
Shares issued for employee bonuses
    in August 1997 ($1.06 per share)        -          -             -
Shares issued in September  1997 for
    purchase of property
    ($3.70 per share)                       -          -             -

--Continued-

Warrants issued in connection with
   $125,000 note placement in September
    1997                                     -          -       21,533
Warrants exercised July-October
    1997 ($1.85 per share)                   -          -            -
Exercise of warrants in December 1997
    ($1.22 per share)                        -          -            -

Discount for beneficial conversion feature of
    $4,320,000 of convertible debentures
    issued in December, 1998                 -          -       479,162
Issuance of  shares in February 1998 for
    conversion of convertible note           -          -            -
Cancellation of shares in March 1998
    for debt in Aspen acquisition            -          -            -
Issuance of shares for services in May 1998
    ($1.1875 per share)                      -          -            -
Issuance  of shares for property option
     ($.50 per share)                        -          -            -
Net loss                                     -          -            -
                                     ----------    --------   ---------
BALANCES, June 30, 1998                     -      $    -     $823,695
                                     ===========   ========   =========
See accompanying notes to these financial statements.

                                           DEFICT
                                         ACCUMULATED
                                        IN DEVELOPMENT
                                           STAGE               TOTAL
                                        --------------      -----------
--Continued--
Issuance of shares in May 1997 for
   services (1.84 per share)                       -            37,500
Cash received in June 1997 as
   prepayment for subsequent exercise of
    warrants ($2.00 per share)                     -           104,000
Issuance of shares in June 1997 for
  conversion of notes payable
   ($1.16 per share)                               -           349,000
Estimated fair value of warrants issued for
  services in November 1996 and as
   discount on note payable in
     June 1997                                     -           323,000
Net loss                                  (2,006,878)       (2,006,878)
                                       ---------------     ------------
BALANCES, June 30, 1997                   (2,769,155)       10,458,658
                                       ===============     ============


Issuance of shares in July for Aspen Energy
   acquisition ($1.87 per share)                   -         4,700,000
WPM Group private placement
   in August 1997 ($1.667 per share)               -           454,500
Share issued in July 1997 against prior
   subscription agreement                          -
Shares issued for employee bonuses
    in August 1997 ($1.06 per share)               -            47,813
Shares issued in September  1997 for
    purchase of property
     ($3.70 per share)                             -            35,000

--Continued-

Warrants issued in connection with
   $125,000 note placement in September
    1997                                           -            21,533
Warrants exercised July-October
    1997 ($1.85 per share)                         -         3,017,812
Exercise of warrants in December 1997
    ($1.22 per share)                              -            81,419

Discount for beneficial conversion feature of
    $4,320,000 of convertible debentures
    issued in December, 1998                       -           479,162
Issuance of  shares in February 1998 for
    conversion of convertible note                 -           100,000
Cancellation of shares in March 1998
    for debt in Aspen acquisition                  -          (425,000)
Issuance of shares for services in May 1998
    ($1.1875 per share)                            -           178,125
Issuance  of shares for property option
     ($.50 per share)                              -            25,000
Net loss                                    (830,600)         (830,600)
                                           ----------       -----------
BALANCES, June 30, 1998                  $(3,599,755)      $18,343,422
                                          ===========       ===========
See accompanying notes to these financial statements.

                             COTTON VALLEY RESOURCES CORPORATION
                                (a development stage company)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Expressed in U.S. Dollars)


                                             Year Ended June 30,
                                         1998               1997
                                     ----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $  (830,600)       $ (2,006,878)
Adjustments to reconcile net loss
  to net cash used by operating activities:
   Deferred income tax benefit          (467,678)           (919,000)
   Depreciation and depletion            378,920              40,128
   Amortization                          633,632                   -
   Common stock and warrants issued
    for services                          69,346           1,391,632
   Change in accounts receivable
    and prepaid expenses                (341,430)           (110,797)
   Change in accounts payable and
    accrued liabilities                  878,770             406,348
   Change in materials and supplies
    inventory                           (891,359)                  -
   Other                                 (33,685)              2,189
                                    -------------       -------------
     Net cash used by
        operating activities            (604,084)         (1,196,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties   (6,600,175)           (937,621)
Acquisition of office furniture
 and equipment                           (61,673)            (18,242)
                                     ------------       --------------
     Net cash used by
       investing activities           (6,661,848)           (955,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock and exercise
 of warrants                           3,553,731           1,444,783
Issuance of convertible debentures     4,320,000                   -
Issuance of note payable subsequently
  converted into convertible debentures        -                   -
Payment of liability related to
 oil and gas property                          -                   -
Costs related to sale of stock
 and notes                              (557,528)                  -
Issuance of notes payable                513,600             579,000
Repayment of notes payable
 and long-term debt                   (1,104,000)
Advances from (repayments to)
 related parties                         (16,721)            (32,000)
                                    -------------         -------------
    Net cash provided by
      financing activities             6,709,082           1,991,783

NET INCREASE (DECREASE) IN CASH         (556,850)           (160,458)

CASH - Beginning of period               642,612             803,070
                                    -------------         -------------
CASH - End of period                $     85,762          $  642,612

SUPPLEMENT INFORMATION:
Cash paid for interest                   169,973              38,059
Conversion of debt and other
 liabilities to common stock             100,000             388,238
Liabilities incurred in acquisition
 of oil and gas properties               300,000                   -
Retirement of debenture upon merger
 with Arjon                                    -                   -
Oil and gas property option acquired
 with payable                                  -                   -
Oil and gas properties acquired with
 common stock                          4,335,000                   -
Issuance of common stock for stock
 offering costs                                -                   -
Transfer of accounts payable and
 related property option                       -             230,000
Prepaid expenses acquired with
 common stock                            178,125                   -
Beneficial conversion feature on
 convertible debentures                  479,162                   -

See accompanying notes to these financial statements.

                             COTTON VALLEY RESOURCES CORPORATION
                                (a development stage company)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Expressed in U.S. Dollars)

                                                             Period From
                                                           February 15, 1995
                                                                  to
                                                            June 30, 1998
                                                           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                             $(3,599,755)
Adjustments to reconcile net loss to net cash
  used by operating activities:
   Deferred income tax benefit                                 (1,798,678)
   Depreciation and depletion                                     420,731
   Amortization                                                  721,632
   Common stock and warrants issued
    for services                                                1,910,109
   Change in accounts receivable
    and prepaid expenses                                         (452,227)
   Change in accounts payable and
    accrued liabilities                                         1,571,807
   Change in materials and supplies
    inventory                                                    (891,359)
   Other                                                          (25,653)
                                                             -------------
     Net cash used by
        operating activities                                   (2,143,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties                            (8,289,555)
Acquisition of office furniture
 and equipment                                                   (117,135)
                                                             ------------
     Net cash used by
       investing activities                                    (8,406,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock and exercise
 of warrants                                                    7,098,386
Issuance of convertible debentures                              4,746,474
Issuance of note payable subsequently
  converted into convertible debentures                           146,300
Payment of liability related to
 oil and gas property                                            (500,000)
Costs related to sale of stock
 and notes                                                       (966,904)
Issuance of notes payable                                       1,342,600
Repayment of notes payable
 and long-term debt                                            (1,354,000)
Advances from (repayments to)
 related parties                                                  122,989
                                                             -------------
    Net cash provided by
      financing activities                                     10,635,845

NET INCREASE (DECREASE) IN CASH                                    85,762

CASH - Beginning of period                                              -
                                                            -------------
CASH - End of period                                       $       85,762

SUPPLEMENT INFORMATION:
Cash paid for interest                                            245,042
Conversion of debt and other
 liabilities to common stock                                      914,712
Liabilities incurred in acquisition
 of oil and gas properties                                      1,386,049
Retirement of debenture upon merger
 with Arjon                                                       146,300
Oil and gas property option acquired
 with payable                                                     230,000
Oil and gas properties acquired with
 common stock                                                  11,407,914
Issuance of common stock for stock
 offering costs                                                   506,409
Transfer of accounts payable and
 related property option                                          230,000
Prepaid expenses acquired with
 common stock                                                     178,125
Beneficial conversion feature on
 convertible debentures                                           479,162


See accompanying notes to these financial statements.



                     COTTON VALLEY RESOURCES CORPORATION
                      (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS


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

      On June 14, 1996, the Company merged with Arjon Enterprises, Inc. ("Arjon"), an Ontario corporation and reporting issuer in Ontario.
As a result of that merger the Company's name was changed to Cotton Valley Resources Corporation and a new capital structure was established. Transactions in the accompanying financial statements are reflected as if the resulting capital structure was in existence since inception. Arjon had no business activities and its only asset consisted of convertible debentures of the Company in the principal amount of $146,300. The Company accounted for the transaction as an issuance of stock for the net monetary assets of Arjon accompanied by a recapitalization. Former Arjon shareholders received 686,551 common shares (representing approximately 7.5% of the then outstanding common shares) of the Company.

     On April 30, 1996, the Company organized Cotton Valley Operating Company, a Texas corporation ("CV Operating") to operate the Company's oil and gas properties. The Company on February 25, 1997, organized Cotton Valley Energy, Inc., an Oklahoma corporation ("CVEI") to acquire and operate the N.E. Alden Field properties in Caddo County, Oklahoma. CVEI commenced operations on March 3, 1997. Aspen Energy Corporation, a Nevada corporation ("Aspen"), was an inactive subsidiary of the Company, formed on May 1, 1996, which was used to accommodate the merger of Aspen Energy Corporation, a New Mexico corporation ("Old
Aspen") into Aspen on July 31, 1997.  The principal asset of Old
Aspen was its interest in the Means Unit in Andrews County, Texas (the "Means Unit"). On May 27, 1998, Aspen organized Cotton Valley Means, Inc. as a Texas corporation ("CV Means") and transferred all of its interest in the Means Unit to CV Means to facilitate a $10 million financing relating to the development of this property.

     In addition to CV Energy, CV Operating, CVEI, Aspen and CV Means, the Company recently organized Mustang Well Servicing Company, a Nevada corporation ("Mustang Well Servicing"), Mustang Oilfield Equipment
Company, a Nevada corporation ("Mustang Equipment"), and Mustang
Horizontal Services, Inc., a Nevada corporation ("Mustang
Horizontal") (collectively, the "Mustang Service Companies"). All of the Company's subsidiaries are wholly owned by the Company, except for CV Means which is a wholly-owned subsidiary of Aspen.

     The Company is in the development stage and has not had material revenues from operations through June 30, 1997. Although it commenced sales during the year ended June 30, 1998, the Company incurred losses due to its efforts to raise capital for its development. The Company's planned principal business activity is to acquire, explore, and develop oil and gas properties, including trading in used oil field equipment.

     The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Properties

     The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized into a "full-cost pool". A separate full cost pool is established for U.S. and non-U.S.
properties.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and a provision for impairment is made to the full-cost amortization base when appropriate. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. See Note 9.
Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. Oil and gas drilling and workover equipment used primarily on the Company's properties are included in the full cost pool.

     The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

Revenue Recognition

     Revenue is accrued and recognized in the month the oil and gas is produced and sold.

Office Furniture and Equipment

     Office equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years.

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

Cash Flow Statement

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Inventories

     Inventories, which consist primarily of oilfield equipment and supplies held for resale, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Debenture Financing Costs

     Debenture financing costs are being amortized ratably over the life of the related debenture.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits
("SFAS 132"), and SFAS 133, Accounting for Derivative Instruments and Hedging Activities." SFAS 132 is effective for fiscal years beginning after December 15, 1997, and SFAS 133 is effective for fiscal years beginning after June 15, 1999. Also in June 1997 the FASB issued
SFAS 130, Reporting Comprehensive Income effective for years beginning after December 15, 1997. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of these standards.


3.     OIL AND GAS PROPERTIES

Cheneyboro Field

     The Company acquired approximately 5,000 net acres of oil and gas leases in the Cheneyboro Field of Navarro County, Texas during fiscal years 1995 and 1996. The Company issued 3,252,533 common shares, granted 406,567 Class A warrants (see Note 5), and paid $500,000 in cash and a promissory note of $586,049 as consideration. The stock was recorded at $5,935,281, based on the estimated fair value of the properties. The Company determined fair value by reference to an independent engineering firm's reserve report. Since inception, the Company has invested approximately $9,512,000 on this property, including the aforementioned acquisition costs.


Sword Unit, Offshore Santa Barbara, California

     The Company has entered into option agreements to acquire a working interest in the Sword Unit, Offshore Santa Barbara, California. The
Company paid $400,000 in fiscal year 1996 to acquire the option. In addition, the Company paid an additional $125,000 in fiscal year 1997 to settle a contingent liability of up to $1,000,000 due upon closing the acquisition. To complete the option and acquire the working interest, the Company was initially required to pay $12,000,000 in cash and marketable securities (including the $1,000,000 referred to above) on closing sometime in 1997. In June 1997, in connection with the transfer of one of the Company's properties, the requirement was reduced to $8,000,000, of which $2,000,000 may be in the Company's stock at the election of the other party. The Company is also required to participate in a $4,000,000 letter of credit related to the abandonment of two existing wells if it acquires the working interest. Subsequent to June 30, 1998, the Company determined that it would be unable to raise the necessary capital to exercise the option and reassigned the option back to its original holder.

Alden Properties, Caddo County, Oklahoma

     In fiscal year 1997, the Company acquired an interest in the Alden properties for $390,000. In fiscal year 1998, the company acquired additional interests in the Alden properties for cash and common stock.

Aspen Energy Corporation

     On July 31, 1997, effective June 30, 1997, the Company acquired 100% of Aspen Energy Corporation, an oil and gas company, for $200,000 in cash, a $300,000 promissory note which was paid in two installments through January 1998 and 2,511,317 shares of the Company's common stock. The transaction was recorded for as a purchase. The stock was recorded at $4,700,000. In March 1998 the shareholders of Aspen to delivered 269,870 of the Shares they received in the transaction back to Aspen in satisfaction of obligations owed by such shareholders to Aspen in the amount of $425,000.

Well Servicing and Drilling Equipment

     During fiscal year 1998, the Company purchased $2,756,296 of well servicing and horizontal drilling equipment. Most of this equipment was "tooled out" and put into service during January, February and March 1998, and has for the remainder of fiscal year 1998 worked only on development of the Company's properties. All the costs associated with purchase, tooling out and operations have been capitalized in the full cost pool. Subsequent to June 30, 1998 some of the equipment has been rented to third parties and the proceeds therefore have been treated as a credit to the full cost pool. On June 30, 1998, the full cost pool of $24,331,189 includes $3,197,877 of drilling and well service equipment.

4.     NOTES PAYABLE AND LONG-TERM DEBT

     The Company had a $579,000 convertible 9% note payable at June 30, 1997 to a company that provided investor relations services to the Company and owns stock in the Company. Warrants to purchase 161,351 shares at $2.08 through April 30, 2002 were also granted in connection with this transaction. The estimated fair value of the warrants at the time of grant of $124,000 was accounted for as a discount to the note. During November 1997, $100,000 of the note was converted into 60,000 shares of common stock and the remaining principal and accrued interest was paid.

     The Company had a 12% promissory note payable totaling $200,000 at June 30, 1997, for the unpaid purchase price of the Cheneyboro oil and gas properties (see Note 3). The note was paid in November 1997.

     Sale of Convertible Debentures. On December 30, 1997, the Company completed the private placement of the $4,320,000 Convertible Debentures to a group of nine institutional investment firms. Approximately $1 million of the cash proceeds and $220,000 of Convertible Debentures were used to purchase the Equipment. The remaining funds have been used for the acquisition and development of oil and gas properties, purchase of oil field equipment and working capital.

     The Convertible Debentures are due December 31, 2001 and are secured by the Equipment and other assets of the Company. Interest is payable annually at 7%. The Convertible Debentures are convertible into shares of the Company's Common Stock and Debenture Warrants, subject to adjustment upon certain events. Under the terms of the Convertible Debentures, the Company was obligated to obtain on or before May 30, 1998 an effective registration statement covering the shares of Common Stock to be issued upon conversion of the Convertible
Debentures and exercise of the Debenture Warrants. The Company was not successful in obtaining the effectiveness of the registration statement which event, with notice, would have been an event of default under the Convertible Debentures.

     A beneficial conversion feature was recognized and measure by allocating a portion of the proceeds equal to the intrinsic value of that feature to stockholders' equity. The estimated fair value of $479,162 has been recorded as a discount to the note and is being amortized from the issue date to the date the debenture first becomes convertible.

     As of September 15, 1998, the Company and each Convertible Debentureholder were in negotiation for certain amendments to the Convertible Debentures and related documents, including a waiver of the event of default. As consideration for the waiver, the Company has agreed to issue a total of 400,000 shares (the "Waiver Shares") on a pro rata basis to each Convertible Debentureholder. The Waiver
Shares will be valued by the board of directors at $0.425 per share when issued to the Convertible Debentureholder. Additionally, the Company expects to issue and deliver to the Convertible Debentureholders approximately 700,000 shares of common stock in lieu of accrued interest of approximately $302,000 on the Convertible Debentures for December 30, 1997 through December 31, 1998.

     Means Credit Facility. On June 12, 1998, CV Means entered into a credit agreement with Triassic Energy Partners, L.P. ("Triassic"), an affiliate of Cambrian Capital Corporation whereby CV Means could borrow up to $10,000,000 on a multiple-advance, non-revolving basis (the "Means Credit Facility"). Repayment of amounts advanced under the Means Credit Facility is guaranteed by the Company and all its subsidiaries.

     Under the Means Credit Facility, up to $1,000,000 may be advanced for new project development working capital purposes. The remaining $9,000,000 may be advanced for the development of the Company's Means (Queen Sand) Unit in Andrews County, Texas (the "Means Unit"). As of September 15, 1998, the Company had drawn down $350,000 for working capital and $388,600 for Means Unit property development purposes. A
$10 million promissory note dated June 12, 1998 with interest payable monthly at the prime rate of Citibank N.A., New York, New York plus
2% was issued to Triassic by CV Means in accordance with the terms of the Means Credit Facility. Until the maturity date, May 31, 2002, the Company will deliver to Triassic each month a percentage of the revenues from the Means Unit to be applied to accrued interest and payment of principal of the note. On the maturity date, the accrued interest and outstanding principal balance of the note is due and payable. As security for the Means Credit Facility, CV Means granted a security interest in substantially all the assets of CV
Means, including the Means Unit and all income generated thereby.
As further security for the Means Credit Facility, Aspen, the sole shareholder of CV Means, pledged all the outstanding shares of CV
Means to Triassic.

     As further consideration for the Means Credit Facility, CV Means assigned a net profits overriding royalty interest in the Means Unit to Cambrian Capital Partners, L.P. ("Cambrian") and also entered into a crude oil commodities swap agreement with Triassic. The Company also issued a Unit Purchase Option to Cambrian which allows Cambrian to purchase up to 100,000 units of the Company for $1.75 per unit. Each unit consists of 1.085 shares of the Company's Common Stock and one warrant, which grants to the warrant holder the right to purchase two shares of Common Stock at an exercise price of $2.02 per share. All shares issuable under this Unit Purchase Option are subject to a registration rights agreement that requires the Company to register such shares under certain circumstances.

5.     STOCKHOLDERS' EQUITY

     The Company has an unlimited number of preferred shares authorized, which may be issued in series and include such rights and preferences as authorized by the board of directors. The board of directors has authorized the issuance of up to 2,000,000 shares of 8% Cumulative Convertible Preferred Stock. No such shares have been issued as of June 30, 1998. If the shares were to be issued, holders of the Preferred Stock would be entitled to two votes per share on all matters submitted to a vote of the Company's shareholders.

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

     Shortly after incorporation, the Company issued 2,100,000 special shares for total cash consideration of $8.00 to officers, which were subsequently exchanged for 1,440,000 common shares of the Company.
The special shares were issued in exchange for preferred stock which had been issued upon incorporation of CVEC and subsequently canceled.

     In connection with the acquisition of oil and gas properties, including a property abandoned following its acquisition, the Company granted 518,345 Class A warrants. In connection with the issuance of notes payable and debentures, the Company granted 112,390 Class A warrants.
The Company also issued 636,250 Class A warrants in conjunction with a private placement of common shares. Each Class A warrant is a right to purchase one common share for $2.00 until December 31, 1997, which was extended to June 30, 1998. During fiscal year 1998 all Class A warrants, except for approximately 32,000 had been exercised. The remaining 32,000 Class A Warrants expired on June 30, 1998.

     Effective January 31, 1996, each 2.5 outstanding shares of the Company's common stock were consolidated into one share and the previously authorized unlimited number of special shares were canceled. The financial statements reflect the consolidation of common shares as if it occurred on inception of the Company.

     In December 1995, the Company issued a total of 300,000 shares of common stock to three officers in exchange for services performed from June 1995 through December 1995. The shares were recorded at $446,950, which represented the estimated value of the services.

     During the year ended June 30, 1996, the Company granted to senior employees options that enable the employees to purchase 800,000 shares of the Company's common stock for $1.83 per share until July 1, 2000. In fiscal year 1997, options to purchase an additional 330,000 shares were granted directors and employees under substantially the same terms. The Company is authorized to issue shares of common stock under its employee stock option plan to employees, officers, directors, consultants and other service providers, provided that insiders must not in the aggregate hold options exceeding 10% of the outstanding shares. 280,000 of the director and employee options were exercised during fiscal year 1998.

     The Company has granted to the placement agent of the debenture and private placement offerings that occurred in fiscal year 1996 three-year options to purchase up to 10% of the common shares issued upon conversion of the debentures at a price equal to the conversion price. As a result, the agent has the right to buy 37,741 common shares at $1.48 per share until August 31, 1998; 73,739 common shares at $2.00 per share until December 31, 1997; and 125,000 common shares at $1.64 per share until April 30, 1998. Certain of these options were exercised in fiscal year 1997, and the remainder during fiscal year
1998.

     In conjunction with the merger with Arjon, a total of 431,755 common shares are issuable to former Arjon shareholders for Arjon warrants in existence prior to the merger. These shares are issuable as follows:
333,334 common shares until December 31, 1998 at an exercise price of $0.48 per share and 98,421 common shares at an exercise price of $1.64 per share until December 31, 1997. Certain of these warrants were exercised in fiscal year 1997, and the remainder during fiscal year
1998.

     In November 1996, the Company entered into an agreement to obtain certain investor relations services. The other party was granted 1,490,000 shares of the Company's common stock as non-forfeitable compensation. The stock was recorded at $1,087,700, based on the Company's stock price at the date of the agreement. The other party was required to acquire 500,000 units, with each unit consisting of one share of the Company's common stock and a warrant to purchase one share for $0.80 through November 2001, for $375,000. As of June 30, 1997, the Company had received payment for the units, but 140,000 of the shares remained unissued. This has been recorded as common stock subscribed in the June 30, 1997 financial statement. The shares were issued in October 1997. None of the warrants had been exercised as of June 30, 1998. The estimated fair value of the warrants at the time of grant of $199,000 was recorded in fiscal year 1997 as general and administrative expense.

     In fiscal year 1998, additional warrants were granted as set forth below. None of these warrants had been exercised as of June 30, 1998.

    X Warrants to acquire 160,000 shares for $3.50 per share through December 31, 2000 were granted in connection with an acquisition;

    X Warrants to acquire 260,000 shares for $1.75 per share through July 7, 2000 were granted as compensation for assisting in exercise of the Company's Class A Warrants outstanding;

    X Warrants to acquire 355,200 shares for $2.08 per share through April 3, 2002 were issued in connection with a private placement;

    In fiscal year 1997, additional warrants were granted as set forth below.


     X Warrants to acquire 266,667 shares for $1.68 per share through January 2002 were granted in connection with a private placement;
     X Warrants to acquire 200,000 shares at $.73 per share through December 31, 1999 were granted in connection with another private placement;
     X Warrants to acquire 302,191 shares at $1.28 through June 30, 2002 were granted in connection with conversion of a note payable to common stock as described in Note 4;
     X     Warrants to acquire 161,351 shares as described in Note 4;
     X Warrants to acquire 166,666 shares at $.73 per share through December 31, 1999 were granted officers.

     The following table summarizes the option and warrant activity for the years ended June 30, 1998 and 1997:

                                    June 30, 1998              June 30, 1997
                                    ----------------           -----------------
                                             Weighted                   Weighted
                                             Average                    Average
                                 Number      Exercise       Number      Exercise
                                 of Shares     Price       of Shares     Price
                                 ---------   ---------     ----------   --------
Outstanding,
 beginning of year               4,248,114    $ 1.83       2,735,220     $1.73
   Granted to:
Employees, officers
  and directors                    674,000      1.65         496,666      1.46
Others                             775,200      2.33       1,430,209      1.20
Expired                            177,665      1.75            -
Exercised                       (1,610,674)     1.87        (413,981)      .70
                                -----------                ----------
Outstanding, end of year         3,908,975      1.87       4,248,114      1.83


All outstanding warrants and options were exercisable at June 30, 1998.
If not previously exercised, warrants and options outstanding at June 30, 1998, will expire as follows:

                                                                       Weighted
                                                                        Average
                                                     Number            Exercise
                Year Ending June 30,              of Shares             Price
                --------------------              ---------            --------

                2000                                566,666              .76
                2001                              1,014,000             2.03
                2002                              1,728,309             1.48
                2003                                600,000             1.65
                                                  ---------
                Total                             3,908,975



Presented below is a comparison of the weighted average exercise prices and market price of the Company's common stock on the measurement date for all warrants and stock options granted during fiscal years 1998 and 1997:



                                 1998                            1997
                      ---------------------------     --------------------------
                      Number     Exercise   Market    Number    Exercise  Market
                      of Shares   Price     Price     of Shares  Price    Price

Fair value equal to
    exercise price    934,000    $1.69      $1.69     935,524    $1.18    $1.18
Fair value greater
  than exercise price    -       $  -       $   -          -     $   -    $   -
Exercise price greater
  than fair value     515,200    $2.52      $2.10     991,351    $1.35    $1.02

Fair value of warrants granted in connection with short term debt transactions during the year ended June 30, 1998 was determined using the Black-Scholes option pricing model. Significant assumptions included a risk-free interest rate of 5.5%, expected volatility of 87%, and that no dividends would be declared during the expected term of the options. The weighted average contractual term of the warrants was approximately 4.5 years compared to a weighted average expected term of 2 years. The estimated fair value of warrants described above amounted to $21,533 which is recorded as an expense in the statement of operations.

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


                                          Year Ended June 30,
                                       ------------------------------
                                       1998                 1997
                                       -----------      -------------
Net loss applicable to common stockholders:
     As reported                      $   (830,600)     $  (2,006,878)
     Pro forma                        $ (1,337,440)     $  (2,408,000)
Net loss per common share:
    As reported                       $       (.05)     $        (.18)
    Pro forma                         $       (.08)     $        (.21)


The fair value of each employee option and warrant granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                         Year ended June 30,
                                       ------------------------------
                                       1998                  1997
                                       ------------      ------------
Expected volatility                      87%                 102%
Risk-free interest rate                 5.5%                 5.9%
Expected dividends                       -                    -
Expected terms (in years)               5.0                  4.5




6.     RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1996 and the period from February 15, 1995 to June 30, 1995, the Company paid management fees in lieu of salaries to two corporations controlled by senior officers of the Company, aggregating $160,000 and $50,000, respectively. In addition, the Company has received advances from these two companies, net of repayments, totaling. The advances are unsecured, without interest and are due after June 30, 1999. See Note 5 for other transactions with related parties.

7.     INCOME TAXES

The Company's deferred tax assets (liabilities) consist of the following:


                                                     JUNE 30,
                                          -------------------------------
                                            1998              1997
                                          -----------       -------------
Deferred tax liabilities:
   Difference in bases of oil and
    gas properties acquired               $ (3,643,000)     $ (2,000,000)
   Costs capitalized for books and
    deducted for tax                          (397,000)          (84,000)
                                          -------------    --------------
           Total deferred tax liabilities   (4,040,000)       (2,084,000)
                                          -------------    --------------
Deferred tax asset (net operating
    loss carryforwards)                      2,195,000         1,415,000
                                          -------------    --------------
           Net deferred tax liability     $ (1,845,000)   $    (669,000)
                                          -------------    --------------

     The difference from the expected income tax benefit for the year ended June 30, 1998 at the statutory federal tax rated of 34% and the actual income tax benefit is primarily the result of payroll tax penalties and entertainment expenses, which are not deductible for income tax purposes. The difference for the year ended June 30, 1997 is primarily the result of amounts related to the estimated value of warrants that were expensed for purposes of the financial statements, but are not deductible for income tax purposes.

     At June 30, 1998, the Company has available net operating loss carryforwards of approximately $6,455,000 to reduce future taxable income. These carryforwards expire from 2002 to 2013.

8.     CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
       INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consis principally of cash and accounts receivable. The
Company maintains its cash with banks primarily in Dallas, Texas. The term of these deposits are on demand to minimize risk. The Company has not experienced any losses related to these cash deposits and believes it is not exposed to any significant credit risk.

Accounts receivable consist of uncollateralized receivables from domestic and international customers primarily in the oil and gas industry. To minimize risk associated with international transactions, all sales are denominated in U.S. currency. The Company routinely assesses the financial strength of it sutomers. The Company consider accounts receivable to be fully collectible;
accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Fair value of financial instruments ar estimated to approximate the related book value, unless otherwise indicated, base on market information available to the Company.



9. ZAMA LAKE PROPERTY SALE.

     In January 1998, the Company completed the purchase of substantially all of the oil and gas interests in the Zama Lake area in Alberta, Canada (the "Zama Property") owned by two Canadian independent oil and gas producers. The purchase price was approximately $6.9 million.
Shortly after the purchase of the Zama Property, the Company sold all of its interests to Phillips Petroleum Resources, Ltd. and certain of its affiliates for approximately $7.5 million. The Zama property was the only property in the non-U.S. full cost pool. Proceeds of the sale exceeding the basis in the full cost pool were $629,660 and were accounted for as a gain on sale of assets.

10.     SUBSEQUENT EVENTS

     In September 1998, the Company initiated a private placement of its common stock, with warrants attached. Through September 15, 1998, the Company had sold 285,000 shares and 285,000 warrants exercisable for $0.60 per share until December 31, 2001 for net proceeds of $142,500.
A subscription agreement for 860,000 shares and 860,000 warrants has been executed by one of the Company's significant shareholders. The net proceeds of approximately $430,000 is expected to be received by the Company during October, November and December 1998.

11.     COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office space that requires monthly payments aggregating $95,160, $89,160, $90,050, $95,392, and $83,210 for fiscal years ending June 30, 1999, 2000, 2001,2002 and 2003, respectively. Rent expense for fiscal 1998 for office space was approximately $54,000. One facility lease contains an option to allow the Company to purchase the facility for $115,900.

     The Company also leases equipment. Rent expense for equipment for fiscal 1998 was approximately $52,000. Future commitments for equipment leases run through fiscal 1999 and aggregate approximately
$24,000.

     Potential Securities Act Violation. On March 16, 1998, the Company filed with the Commission a Registration Statement on Form SB-2 (the
"March 1998 Registration Statement") for the purpose of registering up to 10,891,184 shares of the Company's Common Stock for sale by certain shareholders of the Company, including approximately 5.7 million shares to be issued upon exercise of outstanding warrants and conversion of the Convertible Debentures. On May 1, 1998, the Company received a letter of comments from the Staff of the Commission (the "May 1998
Staff Comment Letter") relating to the March 1998 Registration Statement.
In the May 1998 Staff Comment Letter, the Staff advised the Company that it should have registered the Yukon Continuance under the Securities
Act. The Yukon Continuance was not registered under the Securities
Act.

     The Company in its supplemental response on May 26, 1998 to the Staff's May 1998 Comment Letter contended, with the concurrence of, the Company's U.S. securities counsel, that the Yukon
Continuance was a transaction not subject to the registration requirements of Section 5 of the Securities Act. The Staff has advised the Company that is does not agree with the Company and its U.S.
securities counsel's conclusion regarding the Yukon Continuance.

     The Company, therefore, may have a contingent liability to certain of its shareholders, who may sue the Company to recover the consideration paid, if any, for shares of the Company's Common Stock, with interest thereon, from the date of the Yukon Continuance to the date of repayment by the Company less the amount of any income received thereon, upon tender of such securities, or for damages if the shareholder no longer owns such securities. The Company intends to vigorously defend any such shareholder lawsuit and believes that it may have valid defenses, including the running of applicable statutes of limitations, against claims by some or all of its shareholders.
However, to the extent that any of the Company's shareholders obtain a judgment for damages against the Company, the Company's net assets and net worth will be reduced, which in turn could reduce the Company's ability to obtain financing for its exploration and drilling operations and cause the Company to curtail operations. The Company is unable to quantify the amount of such contingent liability.

Litigation. The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The Company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the financial position or results of operations of the Company.

Liquidity and Capital Resources. The statement of operations presented in the financial statements reflect net losses for 1998 and 1997. However, the Company has been able to improve its financial position through stock offerings and has obtained financing for development of its oil and gas properties.

Successful development of the Company's oil and gas properties and, ultimately, the attainment of profitable operations is dependent upon future events, including adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure. Management believes that the Company's future success will be achieved by the development of its oil and gas properties. While management believes the Company is well positioned for future profitability, there can be no assurance of future success. Management is aware of the need for additional cash resources to be obtained for the continuance of operations and anticipates such financial resources will primarily come the financing described in Note 4, placements of the Company's stock and revenues generated from its oil and gas properties. Management believes that the cash provided by operations and financing activities will be sufficient for its needs.

Potential Convertible Debenture Default. The Company did not obtain effectiveness of a registration statement by May 31, 1998 for the securities underlying the Convertible Debentures, which event would, with notice, be an event of default under the relevant financing agreements. No notice has been given. As of September 15, 1998, the Company and each Convertible
Debentureholder were in negotiation for certain amendments to the Convertible
Debentures and related documents, including a waiver of the prospective event of default. As consideration for the waiver, the Company has agreed to issue a total of 400,000 shares (the "Waiver Shares") on a pro rata basis to each Convertible Debentureholder. The Waiver Shares will be valued by the board of directors at $0.425 per share when issued to the Convertible
Debentureholder. Additionally, the Company expects to issue and deliver to the Convertible Debentureholders approximately 700,000 shares of common stock in lieu of accrued interest of approximately $302,000 on the Convertible
Debentures for December 30, 1997 through December 31, 1998. If the amendments are not completed, and the Debentureholders give notice of default, the Company's liquidity and activities could be severely adversely affected.

12.  EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) Plan to which both the Company and eligible employees may contribute. Company contributions are voluntary and at the discretion of the board of directors. There were no Company contributions for the periods presented.

13.     SUPPLEMENTAL INFORMATION (UNAUDITED)

     Costs incurred by the Company with respect to its oil and gas producing activities are set forth below.

                                        FOR THE PERIODS ENDED
                                             JUNE 30,
                                        1998                1997
                                      -------------    --------------
Exploration Activities                $    85,000      $       -
Proved property acquisition cost        8,093,083           515,000
Development costs                       1,012,012           422,621
Drilling & Well Service Equipment
  Acquisition Cost                      2,756,296              -
Drilling & Well Service Equipment
  Tooling Out Cost                        441,581              -
                                      ------------    ---------------
         Total                        $12,387,972     $     937,621
                                      ------------    ---------------
14.     OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

The following table sets forth proved oil and gas reserves at June
30, 1998, 1997, 1996 and 1995 together with changes therein:


                                     OIL AND                NATURAL
                                   CONDENSATE                 GAS
                                     (BBLS)                  (MCF)
                                   ------------         -------------
Balance at February 15, 1995              -                      -
   Purchase of minerals in place     4,294,000             12,882,000
Balance at June 30, 1995             4,294,000             12,882,000
Balance at June 30, 1996             4,294,000             12,882,000
   Purchase of minerals in place       523,000              5,222,000
   Production                          (12,000)               (34,000)
   Revision of prior estimates         (19,000)                (8,000)
                                   -------------         -------------
Balance at June 30, 1997             4,786,000             18,062,000
                                   =============         =============

   Purchase of minerals in place     1,560,000                468,000
   Production                          (28,000)              (181,000)
   Revision of prior estimates        (548,000)            (5,588,000)
                                   -------------         -------------
Balance at June 30, 1998             5,770,000             12,761,000
                                   =============         =============

Proved developed reserves at June 30:
        1995                              -                      -
                                   =============         =============
        1996                            93,000                280,000
                                   =============         =============
        1997                           423,000              1,787,000
                                   =============         =============
        1998                           355,000                998,000
                                   =============         =============

     The standardized measure of discounted future net cash flows at June
30, 1998, 1997 and 1996 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth.
The limitations inherent in the reserve quantity estimation process described above are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Standardized measure of discounted future net cash flows relating to proved reserves:



                                      AT JUNE 30,
                             1998               1997            1996
                          -------------       --------------   ------------
Future cash inflows       $ 101,128,000       $ 129,610,000   $ 118,003,000
Future production costs     (19,923,000)        (18,826,000)    (15,013,000)
Future development costs    (26,064,000)        (13,915,000)    (12,446,000)
                           -------------       -------------   -------------
Future net cash flows,
  before income tax          55,141,000          96,869,000      90,544,000
Future income tax expenses  (16,542,000)        (31,526,000)    (30,785,000)
                           -------------       -------------   -------------
Future net cash flows        38,599,000          65,343,000      59,759,000
10% discount to reflect timing of net
 cash flows                 (12,866,000)        (22,543,000)    (19,315,000)
                           -------------       -------------    -------------
Standardized measure of
 discounted future
  net cash flows          $  25,733,000        $ 42,800,000    $ 40,444,000
                           -------------       -------------   -------------

Changes in standardized measure of discounted future net cash flows relating to proved reserves:


                                        FOR THE PERIOD ENDED JUNE 30,
                                    1998           1997              1996
Standardized measure,
  beginning of period          $ 42,800,000     $ 40,444,000      $ 29,800,000
Net change in sales price,
  net of production costs       (17,591,000)      (5,288,000)       11,762,000
Accretion of discount           ( 9,677,000)       4,044,000         2,980,000
Purchases of reserves in-place      432,000        6,687,000              -
Production                         (221,000)         (21,000)             -
Change in timing of
  production and other                 -          (2,581,000)             -
Net changes in income taxes       9,990,000         (485,000)       (4,098,000)
                               -------------     -------------    --------------
Standardized measure, end of
   period                      $ 25,733,000      $42,800,000      $ 40,444,000
                               -------------     -------------    --------------




ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure. The Company's accountants for fiscal 1997, Hein & Associates LLP declined to stand for re-election for fiscal 1998. They were replaced with Lane Gorman Trubitt, L.L.P.
Form 8-K was filed on August 5, 1998 which described the transition.

_____________________________________________________________________________
                                PART III
_____________________________________________________________________________


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS OF THE ISSUER; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

Directors and Executive Officers

The following is a list of the names and ages of each of the Company's directors and executive officers:

Name                          Age                    Position
Eugene A. Soltero             55            Chairman of the Board and Chief
                                            Executive Officer
James E. Hogue                62            Director, President and
                                            Chief Operating Officer
Leon A. Romero                46            Senior Vice President and
                                            Chief Financial Officer
Patricia A. Dickerson         52            Vice President, Corporate
                                            Affairs/Investor Relations
                                            and Secretary
Wayne T. Egan(1)              33            Director

(1)  Member, Audit Committee, Compensation Committee

     Eugene A. Soltero has served Cotton Valley as a director since
February 1995. He was President from February 1995 to July 1996 and has been Chairman and Chief Executive Officer since January 1996. He has been Chairman and Chief Executive Officer of CV Trading since May 1995.
From March 1994 to February 1995, Mr. Soltero was President and Chief
Executive Officer of Cimarron Resources, Inc., an independent gas production company. From August 1991 to March 1994, he was Chairman of the Board, President and Chief Executive Officer of Aztec Energy Corporation, a publicly-held independent oil and gas production company. In June
1994, Aztec Energy Corporation entered into bankruptcy proceedings.  Mr.
Soltero has served as Chief Operating Officer and/or Chief Executive Officer for private and public oil and gas companies for more than 20 years, including directing the formation and growth of start-up companies. Early in his career, he was trained at Sinclair Oil Corporation in exploration and production management, served as Manager of Planning for Texas
International Petroleum Corporation, and Petroleum Economist for
DeGolyer and MacNaughton, petroleum consultants. Mr. Soltero is a member of the Society of Petroleum Engineers, a member and former director of the Independent Petroleum Association of America and the Texas
Independent Producers and Royalty Owners. He has also served, on two separate terms, as a director of the Independent Petroleum Refiners Association of America. He is a master's graduate of the Massachusetts Institute of Technology in business (where he was awarded the Sinclair Fellowship in Petroleum Economics) with an undergraduate engineering degree from The Cooper Union. Mr. Soltero is a registered professional engineer in the State of Texas.

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

     Leon A. Romero has served as a director, and, on an interim basis, as Senior Vice President and Chief Financial Officer of the Company since February 1998. From August 1997 through February 1998, Mr. Romero was an Advisory Director of the Company. From 1992 to August 1997, Mr.
Romero was the President and co-founder of Old Aspen. Mr. Romero is President of MAR Oil and Gas Corporation. Mr. Romero is a former Director of the
Independent Petroleum Association of New Mexico and member of the New Mexico Oil and Gas Association. Mr. Romero received his Bachelor of
Science in Accounting from the University of Albuquerque. He also holds a Master of Business Administration degree from New Mexico Highlands
University. He completed a program in Entrepreneurial Development from the University of California at Los Angeles.

     Patricia A. Dickerson has served as Director of Investor Relations of the Company since March, 1997. In February 1998, she was elected as Vice President, Corporate Affairs/Investors Relations. She was formerly employed with Box Energy Corporation, a Dallas, Texas based and Nasdaq listed independent oil and gas exploration company, from 1985 to 1997 where she served as Senior Assistant to the Chairman of the Board.
She also served as Director of Investor Relations for Box Energy
Corporation.  Ms. Dickerson holds a B.A. degree in Government from Texas Woman's
University, Denton, Texas and a Juris Doctorate degree from Texas
Tech University, Lubbock, Texas.  She is a member of the National
Association of Investor Relations Professionals and the Texas Investor Relations
Association for the Petroleum Industry.

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

Compliance with Section 16(a) of the Exchange Act

     In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, the Company reported that all persons or entities subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), timely filed all reports required under the rules and regulations promulgated thereunder. Subsequent to the filing of the Annual Report with the Commission, the Company became aware that both Wayne T. Egan and Richard J. Lachcik, each a director of the Company, failed to file a Form 3 C Initial
Statement of Beneficial Ownership of Securities, which filing was due in December 1996, and Form 4's C Statement of Changes in Beneficial Ownership of
Securities for the months ended September and October 1997.  On December 19,
1997, Messrs. Egan and Lachcik filed with the Commission appropriate forms promulgated under Section 16(a) of the Exchange Act for the purpose of reporting their respective ownership interests and related transactions in the Company's Common Stock for the noted periods.

     Except for the events described in the foregoing paragraph, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10% holder of the Common Stock, which would require the filing of any report pursuant to Section 16(a) that was not filed with the Company.


ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or to be paid to Cotton Valley's executive officers, directly or indirectly, for services rendered in all capacities for the period from inception to June 30, 1995, fiscal 1996, fiscal 1997, and fiscal 1998:

                        SUMMARY COMPENSATION TABLE
                                                                       Long-Term
                                       Annual Compensation(1)       Compensation

Name and Principal Position      Year              Other Annual       Restricted
                                          Salary   Compensation         Stock
                                                                      Awards(2)
Eugene A. Soltero, Chairman
 of the Board, Chief
 Executive Officer               1998    $160,000   $0                $       0
                                 1997    $120,000                     $  60,000
                                 1996    $115,000   $0
                                 1995    $ 25,000   $0

James E. Hogue, President
 and Chief Operating Officer     1998    $160,000   $0
                                 1997    $120,000                     $  60,000
                                 1996    $115,000   $0
                                 1995    $ 25,000   $0
Leon A. Romero, Senior Vice
  President and Chief
  Financial Officer              1998    $ 40,000   $0

Patty Dickerson, Vice Prsident,
  Corporate Affairs/Investor
  Relations and Secretary        1998    $ 50,000   $0               $  50,000
                                 1997    $ 37,000   $0

-----------------

(1) Certain of Cotton Valley's executive officers receive personal benefits in addition to salary. The aggregate amounts of these benefits, however, do not exceed the lesser of $50,000 or 10% of the total annual salary reported for the executives.
(2) During fiscal 1997 each of Messrs. Soltero and Hogue received warrants to purchase 83,333 shares of Common Stock at a per warrant exercise price of $.72. The warrants expire December 31, 1999. Ms.
        Dickerson received a stock bonus award during fiscal year 1998 of 25,000 common shares.




Employment Agreements

     Cotton Valley does not have employment contracts with any of its executive officers.

Options

     The following table sets forth information regarding options granted to executive officers under Cotton Valley's employee stock option plan in fiscal 1997:

                         Option Grants in Last Fiscal Year

(Individual Grants)

                      Number of    Percent of Total
                  Securities(1)    Options Granted to
                  Underlying       Employees in         Exercise or   Expiration
Name              Options Granted  Fiscal Year          Base Price    Date
----------------  ---------------  ------------------   -----------   ---------
Eugene A. Soltero      300,000          48%                1.65        2/28/03
James E. Hogue         300,000          48%                1.65        2/28/03
Patricia A. Dickerson   25,000           4%                1.67        7/01/00
______________________
(1)     Shares of Common Stock

     The following table sets forth information regarding the value of unexercised options held by executive officers as of June 30, 1998.
During fiscal 1998 a former executive officer (Peter Lucas) exercised
200,000 options, a former director (Richard Lachick) exercised 50,000 options, and a current director (Wayne Egan) exercised 30,000 options.

                    Aggregated Option Exercises in Last Fiscal Year
                         and Fiscal Year-End Option Values

Name               Exercisable/Unexercisable         Exercisable/Unexercisable
-----------------  -------------------------         -------------------------
Eugene A. Soltero         500,000/0                            $0/$0
James E. Hogue            500,000/0                            $0/$0
Patricia A. Dickerson      25,000/0                            $0/$0
Wayne Egan                 20,000/0                            $0/$0


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September
15, 1998, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.
Except as otherwise indicated, all persons listed below have (") sole voting power and investment power with respect to their Common Stock except to the extent that authority is shared by spouses under applicable law, and (b) record and beneficial ownership of their shares.

Name                                       Amount and
                                           Nature of             Percentage
                                           Beneficial                of
               Name                        Ownership             Ownership

Eugene A. Soltero (1)                      4,394,333(5)            24.61
James E. Hogue (1)                         4,594,333(6)            25.73
Leon A. Romero(1) (2)                        973,571                5.64
Wayne T. Egan (3)                             28,000(7)             *
Patricia A. Dickerson (4)                     50,000(8)             *
Liviakis Financial Communications, Inc.    3,041,851(9)            17.01
All directors and executive
  officers as a group (five persons)      9,066,666(10)            49.05

*Less than 1%.
(1)     Mr. Soltero is a director, Chairman of the Board and Chief
        Executive Officer of the Company and Mr. Hogue is a director, President and Chief Operating Officer of the Company. Messrs.
        Soltero and Hogue may be deemed promoters of the Company.
        The address of Messrs. Soltero, Hogue and Romero is 6510 Abrams Road,
        Suite 300, Dallas, Texas 75231.
(2)     Mr. Romero is the Senior Vice President, Chief Financial
        Officer and a director of the Company.
(3)     Mr. Egan is a director of the Company.  The address of Mr.
        Egan is Weir & Foulds, Exchange Tower, Suite 1600, 130 King Street West,
        Toronto, Ontario, Canada M5X  1J5
(4)     Ms. Dickerson is Vice President, Corporate Affairs/Investor
        Relations and Secretary of the Company.
(5) Includes 583,333 shares of Common Stock subject to employee stock options and the following shares, beneficial ownership of which is disclaimed: 710,000 shares of Common Stock owned by the Soltero
        Family Limited Partnership, 36,000 shares of Common Stock held by Mr.
        Soltero's wife and approximately 3,000,000 shares of Common Stock, which represents 50% of the 6,000,000 shares owned by others subject to a voting trust agreement and voting covenants under certain agreements. See "Voting Agreements," below.
(6) Includes 583,333 shares of Common Stock subject to employee stock options and warrants and the following shares, beneficial ownership of which is disclaimed: 740,000 shares of Common Stock owned by the Hogue Family Limited Partnership, 231,000 shares of Common Stock held by Mr. Hogue's wife and approximately 3,000,000 shares of Common Stock, which represents 50% of the 6,000,000 shares owned by others subject to a voting trust agreement and voting covenants under certain agreements. See "Voting Agreements," below.
(7) Includes 20,000 shares of Common Stock subject to employee stock options.
(8) Includes 25,000 shares of Common Stock issuable upon exercise of stock options.
(9) Includes 611,351 shares issuable upon exercise of LFC, Liviakis and LFC Mustang Warrants held by LFC and does not include 150,000 shares of Common Stock issuable upon exercise of 125,000 LFC Warrants and 25,000 LFC Mustang Warrants, or 125,000 shares owned by Robert B. Prag, an officer of LFC. The address of LFC is 2420
         >K= Street, Sacramento, California 95816. See "Certain Relationships and Related Transactions".
(10) Includes 6,000,000 shares subject to a voting trust agreement and voting covenants under certain agreements, of which 973,571 are owned by Mr. Romero.

Voting Agreements

     Under the terms of a Voting Trust Agreement (the "Voting
Agreement"), unaffiliated parties that transferred their interests in certain properties to the Company in 1995 in exchange for securities provided a power of attorney to Eugene A. Soltero and James E. Hogue to vote approximately 3.28 million shares of Common Stock held by such property contributors until January 1, 2001. The Voting Agreement expires with respect to any of the shares of Common Stock transferred to an unaffiliated third party by such shareholder. The Company believes that as of June 30, 1998, approximately 2 million shares of Common Stock were subject to the Voting Agreement. See "Principal Shareholders."

    Liviakis Financial Communications, Inc. ("LFC") and its affiliates have agreed that, with respect to any shares of Common Stock acquired by them pursuant to the LFC Consulting Agreement with the Company, they will vote such shares of Common Stock until January 1, 2001 for directors nominated by Messrs. Hogue and Soltero and certain other matters.
Approximately 2,000,000 shares are currently subject to this voting rights covenant. See "Certain Relationships and Related Transactions" and
"Principal Shareholders."

     Pursuant to the terms of the definitive acquisition agreement, the four previous shareholders of Old Aspen agreed, for a period of five years, to vote their shares of Common Stock for directors nominated by Messrs. Hogue and Soltero. Messrs. Hogue and Soltero were obligated, upon the Company's continuance into the Yukon Territory, a jurisdiction which allows a majority of the directors to be U.S. citizens, to nominate and vote for Mr. Leon A. Romero, former President of Old Aspen, as a director of the Company. In February 1998, Mr. Romero was elected as a director, Senior Vice President and Chief Financial Officer of the Company.
Approximately 2,000,000 shares are currently subject to this voting covenant.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1995, the Company issued a total of 560,001 shares of Common Stock to the wives of Eugene A. Soltero, Chairman of the Board and Chief Executive Officer, and James E. Hogue, President and Chief
Operating Officer, for pre-incorporation services valued at $1,401. Shortly after incorporation, the Company issued 2,100,000 special shares to family partnerships of Messrs. Soltero and Hogue which were subsequently exchanged for 1,440,000 shares of Common Stock of the Company valued at $5,832.

     In December 1995, the Company issued 80,000 shares of Common Stock to each of Messrs. Soltero and Hogue for pre-incorporation services valued at $0.04 per share. Additionally, since June 14, 1996, the Company has granted to each of Messrs. Soltero and Hogue warrants to purchase
83,333 shares of Common Stock at $0.73 per share and employee options to purchase 500,000 shares at prices ranging from $1.65 to $1.83 per share.

     During the fiscal years ended June 30, 1996 and 1995, the Company paid management fees to two family corporations controlled by Messrs.
Soltero and Hogue aggregating $160,000 and $50,000, respectively, in lieu of salaries. In addition, the Company has received advances from these two companies which totaled $139,710 at June 30, 1997. As of June
30, 1998, $119,710 of the advances remained outstanding. The advances are unsecured and without interest and are payable after January 1, 1999.

     During each of the years ended June 30, 1998 and 1997, the Company paid to Weir and Foulds approximately $50,000 in legal fees. Most of the legal services were provided by Richard J. Lachcik and Wayne T. Egan, respectively, former director and director of the Company, who both at the time were members of Weir and Foulds. Messrs. Lachcik and Egan each received in fiscal year 1997 options to purchase 50,000 shares of Common Stock at $1.83 per share. The Company believes that the legal fees it pays to Weir & Foulds are comparable to legal fees charged by unaffiliated law firms.

     In November 1996, the Company entered into a consulting agreement
(the "LFC Consulting Agreement") with Liviakis Financial
Communications, Inc., a California corporation ("LFC"). Under the terms of the LFC Consulting Agreement, LFC was retained to assist and consult with the Company in matters concerning corporate finance and to represent the Company in investor communications and public relations with existing shareholders, brokers and other investment professionals. As consideration for LFC undertaking the engagement, the Company issued and delivered to LFC an aggregate of 1,490,000 shares of Company's Common
Stock as non-forfeitable compensation. The stock issuance was recorded at $1,087,800 based on the Company's stock price at the date of the LFC
Consulting Agreement.

     In connection with LFC undertaking the consulting engagement, the Company sold to LFC and Robert B. Prag, an affiliate of LFC, an aggregate of 500,000 units (the "Units") for $375,000 or $0.75 per Unit. Each
Unit consisted of one share of the Common Stock and one stock purchase warrant ("LFC Warrant") which entitled the holder thereof to purchase a share of Common Stock at an exercise price of $0.80 through November 7, 2001.
The estimated value of the LFC Warrants of $199,000 was recorded as an expense. The LFC Consulting Agreement provided that any shares of Common Stock received by LFC and its affiliate under the LFC Consulting
Agreement, either directly or indirectly through the exercise of warrants, shall be voted in accordance with the terms and conditions of the voting rights covenant contained therein. The LFC Consulting Agreement expired on January 2, 1998.

     As further compensation to LFC, the Company agreed to pay LFC a fee in the event that LFC introduces the Company, or its nominees, to a lender or equity purchaser, not already having a pre-existing relationship with the Company and such financing is ultimately consummated. In connection with the sale by the Company of its Convertible Debentures in December 1997, LFC received a cash fee of $108,000. Additionally, in December
1997, the Company agreed to issue to LFC warrants to purchase 100,000 shares of Common Stock exercisable at $3.50 per share until December
31, 2000 (the "LFC Mustang Warrants") as additional compensation for
LFC's assistance to the Company in completing acquisitions and other financings during calendar 1997. LFC directed the Company to issue 25,000 of the Mustang Warrants to Robert B. Prag, an officer of LFC.

     On June 24, 1997, the Company issued to LFC a 9% Convertible Secured
Promissory Note (the "LFC Note") for a $579,000 loan.  On December 3,
1997, the Company repaid $479,000 of the principal amount of the LFC
Note and accrued interest. LFC converted the remaining principal amount of $100,000 into 60,000 shares of Common Stock ($1.67 per share). As additional consideration for the loan, the Company issued to LFC warrants (the "Liviakis Warrants") expiring April 3, 2002 to purchase 161,351 shares of Common Stock at an exercise price of $2.08 per share.
Leon A. Romero, Senior Vice President, Chief Financial Officer and a director of the Company received 977,771 net shares of Common
Stock from the Company in July 1997 as a result of the Aspen Acquisition.
Mr. Romero was one of the selling shareholders of Old Aspen.

     The transactions described in this section were ratified by a majority of the Company's independent directors who did not have an interest in the transactions and who had access, at the Company's expense, to available material information and to the Company's independent counsel.

     Any future transactions between the Company and its affiliates will be approved by a majority of disinterested directors and will be on terms no less favorable to the Company than those which could be obtained from unrelated third parties. Any forgiveness of loans must be approved by a majority of the Company's independent directors who do not have an interest in the transactions and who have access, at the Company's expense, to either the Company's or their own independent legal counsel.
PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-KSB

(a)(1)     Financial Statements: See Index to Consolidated Financial
           Statements on page 19.

(a)(2)     Exhibits: See Exhibit Index on page 49.

(b) Reports on Form 8-KSB: No reports on Form 8-KSB were filed during the last quarter of fiscal 1998.


     SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 1998.


COTTON VALLEY RESOURCES CORPORATION
(Registrant)



By:      /s/ Eugene A. Soltero
______________________________
Eugene A. Soltero
Chairman of the Board and
Chief Executive Officer
(Principal Executive
Officer)

By:      /s/ Leon Romero
______________________________
Leon Romero
Senior Vice President
and Chief Financial
Officer
(Principal Financial and
Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                        Title                        Date
     /s/ Eugene A. Soltero     Chairman of the Board
Eugene A. Soltero              and Chief Executive Officer   September 29, 1998

     /s/ James E. Hogue        President, Chief Operating
James E. Hogue                 Officer and Director          September 29, 1998

     /s/ Leon Romero           Senior Vice President
Leon Romero                    and Chief Financial Officer   September 29, 1998

    /s/ Wayne T. Egan          Director                      September 29, 1998
Wayne T. Egan









                          COTTON VALLEY RESOURCES CORPORATION

                                   EXHIBITS INDEX



Exhibit
Number              Description
________           _________________________
3(a)*               Articles of Amalgamation

3(b)*               Bylaws

4*                  Description of the Common Stock

11                  Statement regarding computation of per share loss

21                  Subsidiaries

23(a)               Consent of K&A Energy Consultants, Inc.

23(b)               Consent of Ryder Scott Company

27                  Financial Data Schedule


*Previously filed and incorporated by reference herein.


                                    EXHIBIT 4

                          DESCRIPTION OF COMMON STOCK

     Cotton Valley is authorized to issue an unlimited number of shares of common stock, without par value (the ACommon Stock"). Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. They are entitled to receive dividends when and as declared by the board of directors out of legally available funds and to share ratably in the assets of Cotton Valley legally available for distribution upon liquidation, dissolution or winding up.

      Holders of Common Stock do not have subscription, redemption or conversion rights, nor do they have any preemptive rights. Holders of Common Stock do not have cumulative voting rights. All stockholder action is taken by vote of a majority of voting shares of the capital stock of Cotton Valley present at a meeting of stockholders at which a quorum existing of a majority of the issued and outstanding shares of the voting capital stock is present in person or by proxy. Directors are elected by a plurality vote.

       For certain fundamental changes, the corporate legislation under which Cotton Valley was formed may require each class of outstanding stock to vote separately.

                                EXHIBIT 21

                               SUBSIDIARIES

(i)      Cotton Valley Energy Corporation, a Nevada corporation.
(ii)     Cotton Valley Operating Company, a Texas corporation.
(iii)    Mustang Oil Field Equipment Company, a Nevada corporation.
(iv)     Cotton Valley Energy, Inc., an Oklahoma corporation.
(v)      Aspen Energy Corporation, a Nevada corporation.
(vi)     Mustang Well Service Company, a Nevada Corporation.
(vii)    Mustang Horizontal Company, a Nevada Corporation.
(viii) Cotton Valley Means, Inc., a Texas Corporation, which is a subsidiary of Aspen Energy Corporation


