Form 10QSB/A
period 1997-09-30
COTTON VALLEY RESOURCES CORP
filed 1998-11-06
CIK 1023947

________________________________________________________________________________
                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             AMENDMENT NO. 1
                                   TO
                              FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

          Yes   X                          No __

As of September 30, 1997 there were 16,511,367 shares of the Registrant's
Common Stock outstanding.
________________________________________________________________________________

                        COTTON VALLEY RESOURCES CORPORATION

                                        INDEX



              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Restated Condensed Consolidated Financial Statements:

            Restated Condensed Consolidated Balance Sheets as of
            September 30, 1997                                              3

            Restated Condensed Consolidated Statements of
            Operations for the three months ended
            September 30, 1997 and 1996                                     4

            Restated Condensed Consolidated Statements of Cash Flow
            For the three months ended September 30, 1997 and 1996          5

            Notes to Restated Condensed Consolidated
            Financial Statements                                            6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7


PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               8

Item 5.     Other Information                                               8

            Signatures                                                      9

PART I.  FINANCIAL INFORMATION

        ITEM 1.  RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                   RESTATED CONDENSED CONSOLIDATED BALANCE SHEET
                                 September 30, 1997
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $     1,483,640
     Accounts receivable                                          399,199
     Materials and supplies inventory                              74,303
     Prepaid expenses                                              27,619
                                                          ---------------
Total Current Assets                                            1,984,761

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $94,851                   18,195,179

OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $14,813                    48,811

FINANCING COST and OTHER ASSETS                                    54,986
                                                          ---------------

Total Assets                                              $    20,283,737
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities                  $      457,717
Current portion of long-term debt                                729,250
                                                          --------------
Total Current Liabilities                                      1,186,967

LONG TERM DEBT                                                   125,000

ADVANCES FROM RELATED PARTIES                                    119,710

DEFERRED INCOME TAXES                                          1,689,639



STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                   -
Common Stock, no par value, authorized-unlimited,
     16,511,367 issued (including 270,000 shares
     held in treasury)                                       19,649,124
Warrants                                                        344,533
Deficit accumulated in development stage                     (2,769,155)
Accumulated earnings (loss)                                     (62,081)
                                                          -------------
Total Stockholders' Equity                                   17,162,421


Total Liabilities and Stockholders' Equity                $  20,283,737
                                                          =============


See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from           Period from
                                          July 1, 1997 to        July 1, 1996 to
                                        September 30, 1997    September 30, 1996
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $     299,169          $     19,484
   Equipment sales                               330,000                  -
                                         -----------------       --------------
            Total Revenue                        629,169                19,484


EXPENSES:
   Oil and gas production                        191,239                12,502
   Equipment purchase and rework                 183,190                  -
   Equipment operations                           39,600                  -
   General and administrative                    214,015               290,586
   Depreciation and depletion                     67,851                  -
                                          -----------------       -------------
            Total Expenses                       695,895               302,788


LOSS FROM OPERATIONS                             (66,726)             (283,304)

OTHER INCOME (EXPENSES):
    Interest and financing expense               (30,584)              (17,581)
    Interest income                                  309                  -
                                          -----------------       --------------
                Total Other                      (30,275)              (17,581)


LOSS BEFORE INCOME TAXES                         (97,001)             (300,885)

INCOME TAX BENEFIT                                34,920                95,000
                                          -----------------       --------------

NET LOSS                                   $     (62,081)          $  (205,885)
                                          =================       ==============

NET LOSS PER SHARE                          $      (0.00)          $     (0.02)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       14,567,455             9,186,000
                                          =================       ==============

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION

            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Period from          Period from
                                           July 1, 1997         July 1, 1996
                                   to September 30, 1997   to September 30, 1996
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $     (62,081)        $     (205,885)
     Adjustments to reconcile to net
      cash used by operating activities:
     Deferred income tax benefit               (34,920)               (95,000)
     Depreciation and depletion                 67,851                  2,786
     Amortization                               10,000                   -
     Common stock issued for services             -                     7,207
     Change in accounts payable and accrued
       liabilities                             (38,314)               (73,521)
     Change in materials and supplies
       inventory                               (74,303)                  -
     Change in accounts receivable            (399,199)                  -
                                         -----------------      ----------------
     Net Cash Provided Used by Operating
       Activities                             (530,966)              (267,676)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related
        parties                                (20,000)                  -
     Sale of common stock and exercise of
        warrants                             2,133,310                  4,015
     Issuance of notes payable                 425,000                   -
     Costs related to sale of stock and
        notes                                  (60,000)                  -
     Repayment of notes payable               (349,750)                  -
                                       ----------------        ---------------
     Net cash provided by financing
        activities                           2,128,560                  4,015

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties      (748,404)              (182,199)
     Additions to office furniture and
        equipment                               (8,162)               (35,000)
                                        ----------------      ----------------
     Net cash used by investing activities    (756,566)              (217,199)


INCREASE (DECREASE) IN CASH                    841,028               (580,860)

CASH - Beginning of period                     642,612                803,070

CASH - End of period                    $    1,483,640         $      222,210
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Cash paid for interest                  $      20,584                 37,010
Debt incurred in acquisition of oil
   and gas properties                   $     300,000                586,049
Conversion of debt to common stock               -                   426,474
Retirement of debenture upon merger
   with Arjon                                    -                   146,300
Oil and gas properties acquired with
   common stock                             4,700,000                   -
Issuance of common stock for stock offering
   costs                                         -                    12,409


See accompanying notes to these financial statements

                  NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                        (Expressed in U.S. Dollars)
                                   (Unaudited)

((1) Nature of Business and Basis of Preparation and Presentation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

First Three Months Fiscal 1998 and First Three Months Fiscal 1997

During the three months ended September 30, 1997, Cotton Valley incurred a net loss of $62,081 which compares to a loss of $205,885 during the first three months of 1996. The improvement results from the first used equipment sales by Cotton Valley's wholly-owned subsidiary, Mustang Oilfield Equipment Company, oil and gas production during August and September from the Aspen Energy Corporation properties, and continued production from the Company's Alden Field property.

Oil and gas sales increased 1435% from $19,484 for the three months ended September 30, 1996 to $299,169 for the three months ended September 30, 1997, reflecting the addition of the Aspen and Alden acquisitions. Oil and gas production costs increased 1430% from $12,502 for the three months ended September 30, 1996 to $191,239 for the three months ended September 30, 1997, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

Used equipment sales for the first quarter of fiscal 1997 were $330,000 as compared to no sales for the comparable quarter of fiscal 1996. Cost of goods sold for the first quarter of fiscal 1997 was $183,190, and general and operations expense for used equipment sales was $39,600.

General and administrative costs were $214,015 in the first quarter of fiscal 1998, a decrease of $88,773 or 29% less than the $302,788 incurred in the first quarter of fiscal 1997.

The Company recognized an income tax benefit of $34,920 for the first quarter of fiscal 1998 as compared to recognition of an income tax benefit of $95,000 for the first quarter of fiscal 1997. This is directly related to the size of the loss before income taxes.

Liquidity and Capital Resources

As of September 30, 1997, Cotton Valley has a working capital of $797,794 calculated by subtracting accounts payable of $457,717 and the current portion of long-term debt of $729,250 from current assets of $1,984,761. Management estimates that aggregate capital expenditures of approximately $15 million will be spent during the remainder of fiscal 1998 to acquire and develop oil and gas reserves. Cotton Valley intends to finance its development activities with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As of the date of this filing, there are no legal proceedings pending against Cotton Valley, which would have a material adverse effect.

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

Dated:  November 5, 1998


                       COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Eugene A. Soltero
                         Eugene A. Soltero
                         Chief Executive Officer

EX-27
Financial Data Schedule