Form 10QSB/A
period 1997-12-31
COTTON VALLEY RESOURCES CORP
filed 1998-11-06
CIK 1023947

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

For the quarterly period ended December 31, 1997

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

                        COTTON VALLEY RESOURCES CORPORATION

                                        INDEX



              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Restated Condensed Consolidated Financial Statements:

            Restated Condensed Consolidated Balance Sheets as of
            December 31, 1997                                              3

            Restated Condensed Consolidated Statements of Operations
            For the six months ended December 31, 1997 and 1996            4

            Restated Condensed Consolidated Statements of Operations
            For the three months ended December 31, 1997 and 1996          5

            Restated Condensed Consolidated Statements of Cash Flow
            For the six months ended December 31, 1997 and 1996            6

            Notes to Restated Condensed Consolidated
            Financial Statements                                           7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9


PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             11

Item 5.     Other Information                                             11

            Signatures                                                    12

PART I.  FINANCIAL INFORMATION

        ITEM 1.  RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                   RESTATED CONDENSED CONSOLIDATED BALANCE SHEET
                                 December 31, 1997
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $       405,430
     Accounts receivable                                          321,699
     Materials and supplies inventory                             452,733
     Prepaid expenses                                              96,562
     Cash deposits                                                329,750
                                                          ---------------
Total Current Assets                                            1,606,174

RESTRICTED CASH                                                 2,570,280

PROVED OIL AND GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $185,026                  21,914,960

OFFICE FURNITURE AND EQUIPMENT
     Net of accumulated depreciation of $14,813                    71,742

DEBENTURE FINANCING COSTS AND OTHER ASSETS                        524,148
                                                          ---------------

Total Assets                                              $    26,687,304
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities                  $    1,210,688
Current portion of long-term debt                                150,250
                                                          --------------
Total Current Liabilities                                      1,360,938

LONG TERM DEBT                                                 4,345,000

ADVANCES FROM RELATED PARTIES                                    119,710

DEFERRED INCOME TAXES                                          2,314,808


STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                   -
Common Stock, no par value, authorized-unlimited,
     17,283,248 issued                                       21,910,857
Warrants and Beneficial Conversion Feature                      823,695
Deficit accumulated in development stage                     (2,769,155)
Treasury Stock (270,000 shares)                                (425,000)
Accumulated earnings (loss)                                    (273,548)
                                                          -------------
Total Stockholders' Equity                                   18,546,849


Total Liabilities and Stockholders' Equity                $  26,687,304
                                                          =============


See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from           Period from
                                          July 1, 1997 to        July 1, 1996 to
                                          December 31, 1997    December 31, 1996
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $     551,836          $     41,365
   Equipment sales                               421,622                  -
   Other Income                                      934                  -
                                          -----------------       --------------
            Total Revenue                        974,392                41,365


EXPENSES:
   Oil and gas production                        336,973                  -
   Equipment purchase and rework                 256,145                  -
   Equipment operations                           50,595                  -
   General and administrative                    539,404               903,319
   Depreciation and Depletion                    158,026                  -
                                          -----------------       -------------
            Total Expenses                     1,341,143               903,319


LOSS FROM OPERATIONS                            (366,751)             (861,954)

OTHER INCOME (EXPENSES):
    Interest and financing expense               (76,948)              (35,162)
    Interest income                               16,280                  -
                                          -----------------       --------------
                Total Other                      (60,668)              (35,162)


LOSS BEFORE INCOME TAXES                        (427,419)             (897,116)

INCOME TAX BENEFIT                               153,871               295,000
                                          -----------------       --------------

NET LOSS                                   $    (273,548)          $  (602,116)
                                          =================       ==============

NET LOSS PER SHARE (Basic and Diluted)     $       (0.02)          $     (0.05)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       15,457,000            13,390,524
                                          =================       ==============

See accompanying notes to these financial statements

                            COTTON VALLEY RESOURCES CORPORATION
               RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Expressed in U.S. Dollars)
                                     (Unaudited)


                                            Period from          Period from
                                         October 1, 1997        October 1, 1996
                                       to December 31, 1997  to December 31,1996
                                         -----------------     -----------------
REVENUE:
   Oil and gas sales                      $      252,667        $       21,881
   Equipment sales                                91,622                  -
   Other Income                                      934                  -
                                         -----------------     -----------------
            Total Revenue                        345,223                21,881


EXPENSES:
   Oil and gas production                       145,734                  -
   Equipment purchase and rework                 72,955                  -
   Equipment operations                          10,995                  -
   General and administrative                   325,389               591,881
   Depreciation and Depletion                    90,175                  -
                                         -----------------     -----------------
            Total Expenses                      645,248               591,881


LOSS FROM OPERATIONS                           (300,025)             (570,000)


OTHER INCOME (EXPENSE)
   Interest and financing expenses              (46,364)              (35,162)
   Interest income                               15,971                  -
                                         -----------------     -----------------
             Total Other Income Expense         (30,393)              (35,162)


LOSS BEFORE INCOME TAX                         (330,418)             (605,162)


INCOME TAX BENEFIT                              118,950               151,291
                                         ----------------      -----------------

NET LOSS                                 $     (211,468)       $     (453,871)
                                         =================    =================

NET LOSS PER SHARE
         (Basic and Diluted)             $        (0.01)       $        (0.03)
                                         =================    =================

WEIGHTED AVERAGE SHARES                      16,620,000            13,390,000
                                         =================    =================

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION

              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Period from          Period from
                                           July 1, 1997         July 1, 1996
                                     to December 31, 1997   to December 31, 1996
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net profit (loss)                   $    (273,548)        $     (602,116)
     Adjustments to reconcile to net
      cash used by operating activities:
     Deferred income tax (benefit)            (153,871)              (295,000)
     Depreciation and depletion                158,026                  5,572
     Amortization                               20,000                   -
     Common stock issued for services             -                   322,932
     Change in accounts payable and other
       liabilities                             417,651                (85,674)
     Change in materials and supplies
       inventory                              (457,536)                  -
     Change in accounts receivable            (236,097)                  -
     Increase in deposits                     (329,750)
     Other                                     (27,527)                (3,263)
                                       -----------------      ----------------
     Net Cash Used by Operating
       Activities                              882,652               (267,676)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties    (3,823,621)              (303,134)
     Increase in restricted cash            (2,570,820)                  -
     Additions to office furniture and
        equipment                              (31,093)               (43,831)
                                        ----------------      ----------------
     Net cash used by investing activities  (6,425,534)              (346,965)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction in advances from related
        parties                                (20,000)                  -
     Sale of common stock and exercise of
        warrants                             3,306,044                455,949
     Issuance of convertible debenture       4,220,000                   -
     Costs related to sale of stock and
        notes                                 (400,000)               (14,600)
     Issuance of notes payable                 469,710                   -
     Repayment of notes payable               (504,750)                  -
                                       ----------------        ---------------
     Net cash provided by financing
        activities                           7,071,004                441,349

DECREASE IN CASH                              (237,209)              (563,165)

CASH - Beginning of period                     642,612                803,070

CASH - End of period                    $      405,430         $      239,905
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Cash paid for interest                  $      27,388                   -
Conversion of debt to common stock            100,000                   -
Debt incurred in acquisition of oil
   and gas properties                   $     300,000                355,000
Oil and gas properties acquired with
   common stock                             4,530,000                   -
Issuance of common stock for stock offering
   costs                                         -                    12,409
Beneficial conversion feature on
   convertible debentures                     479,162                   -


See accompanying notes to these financial statements

                  NOTES TO RESTATED CONDENSED FINANCIAL STATEMENTS
                        (Expressed in U.S. Dollars)
                                   (Unaudited)

(1) Nature of Business and Basis of Preparation and Presentation

Cotton Valley Resources Corporation (the "Company") has its primary business focus in the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation. The Company purchases, repairs, rehabilitates and sells used oilfield production equipment. Also, beginning in February 1998, the Company provides well servicing and horizontal drilling services on its own properties and for other operators.

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

(4) Acquisition of Sears Ranch Prospect

During the period, Cotton Valley acquired the 6,600 acre Sears Ranch Prospect in Nolan and Fisher Counties, Texas, for $400,000.

(5) Acquisition of Horizontal Drilling Equipment

During the period, Cotton Valley acquired substantially all the business and equipment of M&M Directional Services Consultants for $550,000, through a newly formed subsidiary, Mustang Horizontal Services, Inc.

(6) Acquisition of Well Service Rigs and Equipment

During the period, Cotton Valley acquired two (2) well service rigs and related well service equipment for $1,220,000, and formed Mustang Well Servicing Company to operate the rigs and provide well servicing.

(7) Secured Convertible Debenture

During the period, Cotton Valley sold $4,320,000 of 7% Secured Convertible Debentures to a group of private investors. $4,220,000 was received at closing on December 30, 1997; the remaining $100,000 was received during January 1998. Portions of the proceeds were used to complete the acquisition of the well service rigs and related equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Six Months Fiscal 1998 and First Six Months Fiscal 1997

     During the six months ended December 31, 1997, Cotton Valley incurred a loss of $273,548, which compares to a loss of $602,116 during the first six months of fiscal 1997. The improvement results from the first used equipment sales by Cotton Valley's wholly-owned subsidiary, Mustang Oilfield Equipment Company, oil and gas production beginning August, 1997, from the Aspen Energy Corporation properties, oil and gas production beginning November, 1997, from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties.

     Oil and gas sales increased 1234% from $41,365 for the six months ended December 31, 1996 to $551,836 for the six months ended December 31, 1997, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $336,973 for the six months ended December 31, 1997, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

     Used equipment sales for the first half of fiscal 1998 were $421,622 as compared to no sales for the comparable quarter of fiscal 1997. Cost of goods sold for the first half of fiscal 1998 was $256,145.

     General and administrative costs were $539,404 in the first half of fiscal 1998, a decrease of $363,915 or 40% less than the $903,319 incurred in the first half of fiscal 1997. The decrease was due, in part, to lower costs of investor relations consultants and resignation of two senior executives who were replaced by lower management personnel.

     The Company has recognized an income tax benefit of $153,871 for the first half of fiscal 1998 as compared to recognition of an income tax benefit of $295,000 for the first half of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

2nd Quarter Fiscal 1998 and 2nd Quarter Fiscal 1997

     During the three months ended December 31, 1997, Cotton Valley incurred a net loss of $252,667, which compares to a loss of $453,871 during the 2nd Quarter of 1996. The improvement results from the first used equipment sales by Cotton Valley's wholly-owned subsidiary, Mustang Oilfield Equipment Company, oil and gas production beginning August, 1997, from the Aspen Energy Corporation properties, oil and gas production beginning November, 1997, from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties.

     Oil and gas sales increased 1055% from $21,881 for the three months ended December 31, 1996 to $252,667 for the three months ended December 31, 1997, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $145,734 for the three months ended December 31, 1997, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

     Used equipment sales for the 2nd quarter of fiscal 1998 were $91,622 as compared to no sales for the comparable quarter of fiscal 1997. Cost of goods sold for the 2nd quarter of fiscal 1998 was $72,955. The used equipment subsidiary also, during the period, acquired, refurbished, and sold, at cost, to its production affiliates approximately $150,000 of additional equipment.

     General and administrative costs were $325,389 in the 2nd quarter of fiscal 1998, a decrease of $266,492 or 45% less than the $591,881 incurred in the 2nd quarter of fiscal 1997.

     The Company has an income tax benefit of $118,950 for the 2nd quarter of fiscal 1998 as compared to an income tax benefit of $151,291 for the 2nd quarter of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

Liquidity and Capital Resources

     As of December 31, 1997, Cotton Valley has working capital of $245,236. In addition Cotton Valley has $2,570,280 of restricted cash which may be used for acquisition and development of additional assets. Management estimates that aggregate capital expenditures of approximately $5 million will be spent during the remainder of fiscal 1998 to acquire and develop oil and gas reserves. Cotton Valley intends to finance this acquisition and development with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

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