Form 10QSB/A
period 1998-03-31
COTTON VALLEY RESOURCES CORP
filed 1998-11-06
CIK 1023947

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

                        COTTON VALLEY RESOURCES CORPORATION

                                        INDEX



              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Restated Condensed Consolidated Financial Statements:

            Restated Condensed Consolidated Balance Sheets as of
            March 31, 1998 and June 30, 1997                            3

            Restated Condensed Consolidated Statements of
            Operations and Comprehensive Income
            For the nine months ended March 31, 1998 and 1997           4

            Restated Condensed Consolidated Statements of
            Operations and Comprehensive Income
            For the three months ended March 31, 1998 and 1997          5

            Restated Condensed Consolidated Statements of Cash Flow
            For the nine months ended March 31, 1998 and 1997           6

            Notes to Restated Condensed Consolidated
            Financial Statements                                        7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10


PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          12
Item 2.     Changes in Securities and Uses of Proceeds                 12
Item 3.     Defaults upon Senior Securities                            12
Item 4.     Submission of Matters to a Vote of Securities Holders      12
Item 5.     Other Information                                          12
Item 6.     Exhibits and Reports on Form 8K                            12

            Signatures                                                 13

PART I.  FINANCIAL INFORMATION

        ITEM 1.  RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                   RESTATED CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $     1,536,875
     Accounts receivable                                          417,509
     Materials and supplies inventory                             528,305
     Prepaid expenses                                              77,191
                                                          ---------------
Total Current Assets                                            2,559,880


PROVED OIL AND GAS PROPERTIES (full cost method)
     Net of Accumulated depletion of $283,683                  23,037,206

OFFICE FURNITURE AND EQUIPMENT
     Net of Accumulated depreciation of $14,813                    80,226

DEBENTURE FINANCING COST AND OTHER ASSETS                         682,471
                                                          ---------------

Total Assets                                              $    26,359,783
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities                  $    1,263,618
                                                          --------------
Total Current Liabilities                                      1,263,618

LONG TERM DEBT                                                 4,345,000

ADVANCES FROM RELATED PARTIES                                    119,710

DEFERRED INCOME TAXES                                          2,070,098



STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                   -
Common Stock, no par value, authorized-unlimited,
     17,073,248 issued                                       20,941,357
Warrants and beneficial conversion feature                      823,695
Deficit accumulated in development stage                     (2,769,155)
Accumulated earnings (loss)                                    (434,540)
                                                          -------------
Total Stockholders' Equity                                   17,737,662


Total Liabilities and Stockholders' Equity                $  26,359,783
                                                          =============


See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION
                   RESTATED CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND COMPREHENSIVE INCOME
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from           Period from
                                          July 1, 1997 to        July 1, 1996 to
                                          March 31, 1998         March 31, 1997
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $     712,522          $    131,986
   Equipment Sales                               574,551                  -
   Other Income                                    2,357                  -
                                          -----------------       --------------
            Total Revenue                      1,289,430               131,986


EXPENSES:
   Oil and gas production                        540,248                  -
   Cost of equipment sold                        343,788                  -
   Operating expenses                             68,945                  -
   General and administrative                    922,678             1,462,532
   Depreciation and depletion                    256,683                80,757
   Other expenses                                    540                  -
                                           -----------------       -------------
            Total Expenses                     2,132,882             1,543,289


LOSS FROM OPERATIONS                            (843,452)           (1,411,303)

OTHER INCOME (EXPENSES):
    Interest and financing expense              (511,152)                 -
    Gain on sale of assets                       636,881               (54,115)
    Interest income                               43,889                  -
                                          -----------------       --------------
                Total Other                      169,618               (54,115)


LOSS BEFORE INCOME TAXES                        (673,834)           (1,465,618)

INCOME TAX BENEFIT                               242,580               500,000
                                          -----------------       --------------

NET AND COMPREHENSIVE LOSS                 $    (431,254)          $  (965,418)
                                          =================       ==============

NET AND COMPREHENSIVE LOSS
 PER SHARE (Basic and Diluted)             $       (0.03)          $     (0.07)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       16,263,265            13,390,524
                                          =================       ==============

See accompanying notes to these financial statements

                            COTTON VALLEY RESOURCES CORPORATION
                      RESTATED CONDENSED CONSOLIDATED STATEMENTS OF
                         OPERATIONS AND COMPREHENSIVE INCOME
                             (Expressed in U.S. Dollars)
                                     (Unaudited)


                                            Period from          Period from
                                         January 1, 1998        January 1, 1997
                                         to March 31, 1998     to March 31, 1997
                                         -----------------     -----------------
REVENUE:
   Oil and gas sales                      $      160,686        $       90,621
   Equipment sales                               152,929                  -
   Other Income                                    1,423                  -
                                         -----------------     -----------------
            Total Revenue                        315,038                90,621


EXPENSES:
   Oil and gas production                       203,275                  -
   Cost of equipment sold                        87,643                  -
   Operating expense                             18,350                  -
   General and administrative                   383,274               559,213
   Depreciation and depletion                    98,657                80,757
   Other expense                                    540                  -
                                         -----------------     -----------------
            Total Expenses                      791,739               639,970


LOSS FROM OPERATIONS                           (476,701)             (549,349)


OTHER INCOME (EXPENSE)
   Interest and financing expense              (434,204)              (18,953)
   Gain on sale of Assets                       636,881                  -
   Interest income                               27,609                  -
                                         -----------------     -----------------
             Total Other Income Expense         230,286               (18,953)


LOSS BEFORE INCOME TAX                         (246,415)             (568,302)


INCOME TAX BENEFIT (PROVISION)                   88,709               205,000


NET AND COMPREHENSIVE (LOSS)             $     (157,706)       $     (363,302)
                                         =================    =================

NET AND COMPREHENSIVE (LOSS) PER SHARE
         (Basic and Diluted)             $        (0.01)       $        (0.03)
                                         =================    =================

WEIGHTED AVERAGE SHARES                      17,238,924            13,390,000
                                         =================    =================

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Period from          Period from
                                           July 1, 1997         July 1, 1996
                                        to March 31, 1998     to March 31, 1997
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                   $    (434,540)        $     (965,418)
     Adjustments to reconcile to net
      cash used by operating activities:
     Deferred income tax benefit              (242,580)              (500,000)
     Depreciation and depletion                256,683                  9,216
     Amortization                              374,185                   -
     Common stock issued for services             -                   863,862
     Change in accounts payable and other
       liabilities                             470,581                193,495
     Change in materials and supplies
       inventory                              (533,108)                  -
     Change in accounts receivable            (331,907)                  -
     Other                                      84,325               (204,800)
                                       -----------------      ----------------
     Net cash provided (used) by operating
       activities                             (356,361)              (603,645)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties    (5,610,327)              (893,250)
     Additions to office furniture and
        equipment                              (39,577)              (101,520)
                                        ----------------      ----------------
     Net cash used by investing activities  (5,649,904)              (994,770)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Reduction in advances from related
        parties                                (20,000)               (21,999)
     Sale of common stock and exercise of
        warrants                             3,553,092                889,089
     Issuance of convertible debenture       4,320,000                   -
     Costs related to sale of stock and
        notes                                 (443,274)               (14,600)
     Issuance of notes payable                 489,710                   -
     Repayment of notes payable               (999,000)                  -
                                       ----------------        ---------------
     Net cash provided by financing
        activities                           6,900,528                852,490

INCREASE (DECREASE) IN CASH                    894,263               (745,925)

CASH - Beginning of period                     642,612                803,070

CASH - End of period                    $    1,536,875         $       57,145
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Debt incurred in acquisition of oil
   and gas properties                   $     300,000                355,000
Oil and gas properties acquired with
   common stock                             4,530,000                   -
Conversion of debt to common stock            100,000                   -
Issuance of common stock for stock offering
   costs                                         -                    12,409
Cash paid for interest                        107,407                 35,162
Prepaid expense acquired with common stock     48,525                   -
Beneficial conversion feature on
   convertible debentures                     479,162                   -


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

(4) Acquisition of Sears Ranch Prospect

During the period, Cotton Valley acquired the 6,600 acre Sears Ranch Prospect in Nolan and Fisher Counties, Texas, for $400,000.

(5) Acquisition of Horizontal Drilling Equipment

During the period, Cotton Valley acquired substantially all the business and equipment of M&M Directional Services Consultants for $550,000, through a newly formed 100% subsidiary, Mustang Horizontal Services, Inc.

(6) Acquisition of Well Service Rigs and Equipment

During the period, Cotton Valley acquired two (2) well service rigs and related well service equipment for $1,220,000, and formed the 100% subsidiary, Mustang Well Servicing Company to operate the rigs and provide well servicing.

(7) Secured Convertible Debentures

During the period, Cotton Valley sold $4,320,000 of 7% Secured Convertible Debentures to a group of private investors. Portions of the proceeds were used to complete the acquisition of the well service rigs and related equipment.

The amount of the beneficial conversion feature related to the secured convertible debentures in the amount of $479,162 is being amortized over a ten month period using an accelerated amortization method. For the three month and nine month periods ended March 31, 1998, $301,245 of this amount was amortized and is included in financing expenses in the accompanying financial statements. As the conversion price of the debentures is at a discount of the trading price of the common stock, the amount of the conversion feature that was "in the money" at the date of issue is being amortized to increase the effective interest rate of the debentures.


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


(10)Contingent Liability

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Nine Months Fiscal 1998 and First Nine Months Fiscal 1997

     During the first nine months ended March 31, 1998, Cotton Valley incurred a net loss of $431,254, which compares to a net loss of $965,418 during the first nine months of 1997. The improvement results from a $636,881 gain on the sale of a Canadian property, the first used equipment sales by Cotton Valley's subsidiary, Mustang Oilfield Equipment Company and oil and gas production beginning August, 1997, from the Aspen Energy Corporation properties, oil and gas production beginning November, 1997, from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties, offset by $511,152 financing and interest expense in the first nine months of fiscal 1998 as compared with $54,115 interest expense during the first nine months of fiscal 1997.

     Oil and gas sales increased 440% from $131,986 for the nine months ended March 31, 1997 to $712,522 for the nine months ended March 31, 1998, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions. Oil and gas production costs increased to $540,248 for the nine months ended March 31, 1998, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

     Used equipment sales for the first nine months of fiscal 1998 were $574,551 as compared to no sales for the comparable nine months of fiscal 1997. Cost of goods sold for the first nine months of fiscal 1998 was $343,788.

     General and administrative costs were $922,678 in the first nine months of fiscal 1998, a decrease of $539,854 or 37% less than the $1,462,532 incurred in the first nine months of fiscal 1997. Much of the decrease was due to lower executive compensation and investor relations costs. In addition, the Company allocated approximately $300,000 of general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the nine months ended March 31, 1998 to oil and gas properties.

      The Company has recognized an income tax benefit of $242,580 for the first nine months of fiscal 1998 as compared to recognition of an income tax benefit of $500,000 for the first nine months of fiscal 1997. This is directly related to the size of the profit or loss before income taxes.

3rd Quarter Fiscal 1998 and 3rd Quarter Fiscal 1997

      During the three months ended March 31, 1998, Cotton Valley incurred a net loss of $157,706, which compares to a net loss of $363,302 during the third Quarter of 1997. The improvement results from a $636,881 gain on sale of a Canadian property, used equipment sales by Cotton Valley's subsidiary, Mustang Oilfield Equipment Company, and increased oil and gas production from the Aspen Energy Corporation properties, oil and gas production from the Sears Ranch Prospect, and continued production from the Company's Alden Field and Cheneyboro properties, offset by $434,204 of financing and interest costs in third quarter of fiscal 1998 as compared with $18,953 of interest expense in third quarter of fiscal 1997.

      Oil and gas sales increased 77% from $90,621 for the three months ended March 31, 1997 to $160,686 for the three months ended March 31, 1998, reflecting the addition of the Aspen, Alden and Sears Ranch acquisitions.
Oil and gas production costs increased to $203,275 for the three months ended March 31, 1998, reflecting the addition of the acquisitions and continued remedial work required at the Alden Field.

      Used equipment sales for the 3rd quarter of fiscal 1998 were $152,929 as compared to no sales for the comparable quarter of fiscal 1997. Cost of goods sold for the 3rd quarter of fiscal 1998 was $87,643.

      General and administrative costs were $383,274 in the third quarter of fiscal 1998, a decrease of $175,939 or 32% less than the $559,213 incurred in the third quarter of fiscal 1997. Much of the decrease was due to reductions in investor relations costs. In addition, the Company allocated approximately $100,000 of general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the three months ended March 31, 1998 to oil and gas properties.

     The Company has an income tax benefit of $88,709 for the 3rd quarter of fiscal 1998 as compared to an income tax benefit of $205,000 for the 3rd quarter of fiscal 1997. This is directly related to the profit or loss before income taxes.

Liquidity and Capital Resources

      As of March 31, 1998, Cotton Valley has working capital of $1,296,262. Management estimates that aggregate capital expenditures of approximately $3.5 million will be spent during the remainder of fiscal 1998 to acquire and develop oil and gas reserves. The majority of this capital will be derived from a mezzanine financing facility from Cambrian Capital, which management expects to close by June 15, 1998. No assurance can be given that the Company will be successful in these efforts.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 1998, there are no legal proceedings pending against Cotton Valley.

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

Item 6.  Exhibits and Reports on Form 8K

In a Form 8-K filed on February 26, 1998, "Effective June 30, 1997, Cotton Valley Resources Corporation (the "Registrant") acquired Aspen Energy Corporation, a New Mexico corporation ("Old Aspen"), by merger with a wholly-owned Nevada subsidiary corporation. The acquisition closed on July 31, 1997 and has been accounted for as purchase. The purchase price for the acquisition consisted of $500,000 cash and short-term notes and 2,511,317 shares of the Registrant's common stock, no par value, of which 270,000 shares were returned to the Registrant by two Old Aspen shareholders in settlement of notes payable to Old Aspen in the amount of $425,000. The principal asset acquired was an interest in the Means (Queen Sand) Unit in Andrews County, Texas. The acquisition also included an interest, having less than $500,000 in value, in two wells in Utah, which have been sold for $200,000, two wells in Latimer County, Oklahoma, one well in Harrison County, Texas and several shallow wells in Gregg County, Texas.

     On February 18, 1998, Leon A. Romero, former president of Old Aspen, was elected to the Registrant's Board of Directors to serve until the next meeting of shareholders at which directors are elected or his sooner death, resignation or removal.

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