Form 10QSB/A
period 1997-09-30
COTTON VALLEY RESOURCES CORP
filed 1998-11-17
CIK 1023947

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

For the quarterly period ended September 30, 1998

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

          Yes   X                          No __

     As of September 30, 1998 there were 17,608,278 shares of the Registrant's Common Stock outstanding.
________________________________________________________________________________

                        COTTON VALLEY RESOURCES CORPORATION

                                        INDEX



              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of
            September 30, 1998                                              3

            Condensed Consolidated Statements of
            Operations for the three months ended
            September 30, 1998 and 1997                                     4

            Condensed Consolidated Statements of Cash Flow
            for the three months ended September 30, 1998 and 1997          5

            Notes to Condensed Consolidated
            Financial Statements                                            6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7


              PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               8

Item 5.     Other Information                                               8

Item 6.     Exhibits and Reports on Form 8K                                 8

            Signatures                                                      9

PART I.  FINANCIAL INFORMATION

        ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEET
                                 September 30, 1998
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $       226,879
     Accounts receivable                                          305,201
     Materials and supplies inventory                             604,400
     Prepaid expenses                                             146,516
                                                          ---------------
Total Current Assets                                            1,282,996

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $447,337                  25,171,738

OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $27,674                   108,301

FINANCING COSTS and OTHER ASSETS                                  626,637
                                                          ---------------

Total Assets                                              $    27,189,672
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                          $    1,187,627
Accrued expenses                                                 102,788
Accrued interest                                                 252,190
Accrued well plugging costs                                      186,640
Notes payable                                                    350,000
                                                          --------------
Total Current Liabilities                                      2,079,245

LONG TERM DEBT                                                 4,983,100

ADVANCES FROM RELATED PARTIES                                    119,710

DEFERRED INCOME TAXES                                          1,669,337



STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                   -
Common Stock, no par value, authorized-unlimited,
     17,608,278 issued                                       21,426,630
Warrants and beneficial conversion                              823,695
Deficit accumulated in development stage                     (3,599,756)
Accumulated loss                                               (312,289)
                                                          -------------
Total Stockholders' Equity                                   18,338,280


Total Liabilities and Stockholders' Equity                $  27,189,672
                                                          =============


See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from           Period from
                                          July 1, 1998 to        July 1, 1997 to
                                        September 30, 1998    September 30, 1997
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $      97,090          $    299,169
   Equipment sales                               456,933               330,000
   Other income                                   25,253                  -
                                         -----------------       --------------
            Total Revenue                        579,276               629,169
                                         -----------------       --------------

EXPENSES:
   Oil and gas production                         67,947               191,239
   Equipment purchase and rework                 237,660               183,190
   Equipment operations                          102,761                39,600
   General and administrative                    439,529               214,015
   Depreciation and depletion                     54,278                67,851
                                          -----------------       -------------
            Total Expenses                       902,175               695,895
                                          -----------------       -------------

LOSS FROM OPERATIONS                            (322,899)              (66,726)

OTHER INCOME (EXPENSES):
    Interest and financing expense              (165,053)              (30,584)
    Interest income                                 -                      309
                                          -----------------       --------------
                Total Other                     (165,053)              (30,275)


LOSS BEFORE INCOME TAXES                        (487,952)              (97,001)

INCOME TAX BENEFIT                               175,663                34,920
                                          -----------------       --------------

NET LOSS                                   $    (312,289)          $   (62,081)
                                          =================       ==============

NET LOSS PER SHARE                          $      (0.02)          $     (0.00)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       17,377,278            14,567,455
                                          =================       ==============

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Period from          Period from
                                           July 1, 1998         July 1, 1997
                                   to September 30, 1998   to September 30, 1997
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $    (312,289)        $      (62,081)
     Adjustments to reconcile net
      cash used by operating activities:
     Deferred income tax benefit              (175,663)               (34,920)
     Depreciation and depletion                 54,278                 67,851
     Amortization                               35,468                 10,000
     Common stock issued for services           21,000                   -
     Change in accounts payable and accrued
       liabilities                             157,438                (38,314)
     Change materials and supplies
       inventory                               286,959                (74,303)
     Change in accounts receivable             163,792                   -
     Other                                      (9,553)              (399,199)
                                         -----------------      ----------------
     Net Cash Provided Used by Operating
       Activities                              221,430               (530,966)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related
        parties                                  3,279                (20,000)
     Sale of common stock and exercise of
        warrants                               142,500              2,133,310
     Issuance of notes payable                 350,000                425,000
     Conversion of trade payables to
        long term debt                         278,291                   -
     Conversion of debenture to common stock   100,000                   -
     Conversion of accounts payables to
        common stock                            44,000                   -
     Costs related to sale of stock and
        notes                                  (86,666)               (60,000)
     Repayment of notes payable                   -                  (349,750)
                                       ----------------        ---------------
     Net cash provided by financing
        activities                             831,404              2,128,560

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties      (891,878)              (748,404)
     Additions to office furniture and
        equipment                              (19,839)                (8,162)
                                        ----------------      ----------------
     Net cash used by investing activities    (911,717)              (756,566)


INCREASE (DECREASE) IN CASH                    141,117                841,028

CASH - Beginning of period                      85,762                642,612

CASH - End of period                    $      226,879         $    1,483,640
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Cash paid for interest                  $       4,472                 20,584
Debt incurred in acquisition of oil
   and gas properties                            -                   300,000
Oil and gas properties acquired with
   common stock                                  -                 4,700,000


See accompanying notes to these financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Expressed in U.S. Dollars)
                                   (Unaudited)

(1) Nature of Business and Basis of Preparation and Presentation

Cotton Valley Resources Corporation (the "Company") has its primary business focus in the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation. The Company purchases, repairs, rehabilitates and sells used oilfield production equipment. Also, beginning in February, 1998, the Company provides well servicing and horizontal drilling services on its own properties.

The condensed consolidated financial statements of Cotton Valley Resources Corporation and subsidiaries (collectively "Cotton Valley") included herein have been prepared by Cotton Valley without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Cotton Valley believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included for the fiscal year ended June 30, 1998.

(2) Common Stock

During the three months ended September 30, 1998, the Company issued 285,000 shares of common stock to three entities in a private placement for $142,500, issued 12,000 shares of common stock for services valued at $6,000, and issued 74,000 shares of common stock in payment of $59,000 of trade payables. In August, 1998, a debenture of $100,000 was converted to 222,222 shares of common stock.

(3)  Yukon Continuance Contingent Liability

Potential Securities Act Violation
On March 16, 1998, the Company filed with the Commission a Registration Statement on Form SB-2 (the "March 1998 Registration Statement") for the purpose of registering up to 10,891,184 shares of the Company's Common Stock for sale by certain shareholders of the Company, including approximately 5.7 million shares to be issued upon exercise of outstanding warrants and conversion of the Convertible Debentures. On May 1, 1998, the Company received a letter of comments from the Staff of the Commission (the "May 1998 Staff Comment Letter") relating to the March 1998 Registration Statement. In the May 1998 Staff Comment Letter, the Staff advised the Company that it should have registered the Yukon Continuance under the Securities Act. The Yukon Continuance was not registered under the Securities Act.

The Company in its supplemental response on May 26, 1998 to the Staff's May 1998 Comment Letter contended, with the concurrence of the Company's U.S. securities counsel, that the Yukon Continuance was a transaction not subject to the registration requirements of Section 5 of the Securities Act. The Staff has advised the Company that is does not agree with the Company and its U.S. securities counsel's conclusion regarding the Yukon Continuance.

The Company, therefore, may have a contingent liability to certain of its shareholders, who may sue the Company to recover the consideration paid, if any, for shares of the Company's Common Stock, with interest thereon, from the date of the Yukon Continuance to the date of repayment by the Company less the amount of any income received thereon, upon tender of such securities, or for damages if the shareholder no longer owns such securities. The Company intends to vigorously defend any such shareholder lawsuit and believes that it may have valid defenses, including the running of applicable statutes of limitations, against claims by some or all of its shareholders. However, to the extent that any of the Company's shareholders obtain a judgment for damages against the Company, the Company's net assets and net worth will be reduced, which in turn could reduce the Company's ability to obtain financing for its exploration and drilling operations and cause the Company to curtail operations. The Company is unable to quantify the amount of such contingent liability.
                                   -6-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Three Months Fiscal 1999 and First Three Months Fiscal 1998

     During the three months ended September 30, 1998, Cotton Valley incurred a net loss of $312,289 which compares to a loss of $62,081 during the first three months of fiscal 1998. The decline is a result of lower oil and gas revenue, higher general and administrative costs and higher interest and finance expense.

     Oil and gas sales decreased 68% from $299,169 for the three months ended September 30, 1997 to $97,090 for the three months ended September 30, 1998, reflecting lower oil prices, the shutting in of several wells which became uneconomic to produce as a result of low oil prices, and shut-down of the gas compressor at Alden for most of the month of September, 1998. Oil and gas production costs decreased 64% from $191,239 for the three months ended September 30, 1997 to $67,947 for the three months ended September 30, 1998, reflecting lower production taxes and maintenance deferred on shut-in uneconomic wells.

     Used equipment sales for the first quarter of fiscal 1999 were $456,933 as compared to $330,000 for the comparable quarter of fiscal 1998. Cost of goods sold for the first quarter of fiscal 1999 was $237,660, and general and operations expense for used equipment sales was $102,761 as compared with $183,190 and $39,600, respectively, in the first quarter of fiscal 1998.

     General and administrative costs were $439,529 in the first quarter of fiscal 1999, an increase of 105% over the $214,015 incurred in the first quarter of fiscal 1998. Most of the increase is attributable to higher audit fees, legal fees associated with a registration statement and related issues, and increased costs of investor relations consultants.

     The Company recognized an income tax benefit of $175,663 for the first quarter of fiscal 1999 as compared to recognition of an income tax benefit of $34,920 for the first quarter of fiscal 1998. This is directly related to the size of the loss before income taxes.

Liquidity and Capital Resources

     As of September 30, 1998, Cotton Valley has a working capital deficit of $796,249 calculated by subtracting current liabilities of $2,079,245 from current assets of $1,282,996. Approximately $500,000 of accrued liabilities are expected to be paid with common stock. Management estimates that aggregate capital expenditures of approximately $4 million will be spent during the remainder of fiscal 1999 to acquire and develop oil and gas reserves. Cotton Valley intends to finance its development activities with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

Year 2000 Issues

     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Cotton Valley has purchased all its computer programs and computers since January 1, 1995, all of which have been certified as "Year 2000 Compliant." Most of Cotton Valley's principal suppliers and customers have also certified to Cotton Valley that their computer systems are "Year 2000 Compliant." Therefore, the Company has determined that the "Year 2000 Problem" is not likely to have any material effect on the Company.

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

Item 6.  Exhibits and Reports on Form 8K

     In a Form 8-K filed on August 5, 1998, "Effective August 3, 1998, the Board of Directors of the Company, as well as the Audit Committee of the Board of Directors of the Company, approved the engagement of Lane Gorman Trubitt L.L.P. ("LGT") as the Company's independent auditors for the fiscal year ending June 30, 1998 to replace the firm of Hein + Associates LLP ("Hein") who declined to stand for re-election, effective the same date."

                               SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998


                       COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Eugene A. Soltero
                         Eugene A. Soltero
                         Chief Executive Officer

EX-27
Financial Data Schedule