Form 10QSB
period 1998-12-31
COTTON VALLEY RESOURCES CORP
filed 1999-02-23
CIK 1023947

________________________________________________________________________________
                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

          Yes   X                          No __

     As of December 31, 1998, there were 20,985,570 shares of the Registrant's Common Stock outstanding.
________________________________________________________________________________

                        COTTON VALLEY RESOURCES CORPORATION

                                        INDEX



              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of
            December 31, 1998                                              3

            Condensed Consolidated Statements of
            Operations for the six months and three months ended
            December 31, 1998 and 1997                                     4

            Condensed Consolidated Statements of Cash Flow
            For the three months ended December 31, 1998 and 1997          6

            Notes to Condensed Consolidated
            Financial Statements                                           7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8


                         PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              10

Item 5.     Other Information                                              10

Item 6.     Exhibits and Reports on Form 8K                                10

            Signatures                                                     11

PART I.  FINANCIAL INFORMATION

        ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEET
                                 December 31, 1998
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $        54,851
     Accounts receivable                                          234,373
     Materials and supplies inventory                             532,770
     Prepaid expenses                                              59,110
                                                          ---------------
Total Current Assets                                              881,104

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $502,244                  25,218,105

OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $28,719                   120,249

FINANCING COSTS and OTHER ASSETS                                  880,905
                                                          ---------------

Total Assets                                              $    27,100,363
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                          $    1,086,433
Accrued expenses                                                 190,755
Accrued interest                                                  47,570
Notes payable                                                    921,135
                                                          --------------
Total Current Liabilities                                      2,245,893

LONG TERM DEBT                                                 4,416,757

ADVANCES FROM RELATED PARTIES                                    119,710

DEFERRED INCOME TAXES                                          1,560,342



STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                   -
Common Stock, no par value, authorized-unlimited,
     Issued:  1998 - 20,985,570 issued                        22,039,780
Warrants and beneficial conversion                               823,695
Deficit accumulated in development stage                      (3,599,756)
Accumulated loss                                                (506,058)
                                                           -------------
Total Stockholders' Equity                                    18,757,661


Total Liabilities and Stockholders' Equity                 $  27,100,363
                                                           =============


See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from           Period from
                                          July 1, 1998 to        July 1, 1997 to
                                        December 31, 1998      December 31, 1997
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $     195,169          $    551,836
   Equipment sales                               610,333               421,622
   Other income                                   26,912                   934
                                         ----------------        --------------
                                                 832,414               974,392
                                         ----------------        --------------

EXPENSES:
   Oil and gas production                        179,477               336,973
   Equipment purchase and rework                 247,697               256,145
   Equipment operations                          175,591                50,595
   General and administrative                    645,188               539,404
   Depreciation and depletion                    110,230               158,026
                                          ---------------         -------------
                                               1,358,183             1,341,143
                                          ---------------         -------------

LOSS FROM OPERATIONS                            (525,769)             (366,751)

OTHER INCOME (EXPENSES):
    Interest and financing expense              (265,106)              (76,948)
    Interest income                                  159                16,280
                                          -----------------       --------------
                                                (264,947)              (60,668)
                                          -----------------       --------------

LOSS BEFORE INCOME TAXES                        (790,716)             (427,419)

INCOME TAX BENEFIT                               284,658               153,871
                                          -----------------       --------------

NET LOSS                                   $    (506,058)          $  (273,548)
                                          =================       ==============

NET LOSS PER SHARE                          $      (0.02)          $     (0.02)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       18,376,111            15,457,000
                                          =================       ==============

See accompanying notes to these financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from           Period from
                                       October 1, 1998 to     October 1, 1997 to
                                        December 31, 1998      December 31, 1997
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $      98,079          $    252,667
   Equipment sales                               153,400                91,622
   Other income                                    1,659                   934
                                         ----------------        --------------
                                                 253,138               345,223
                                         ----------------        --------------
EXPENSES:
   Oil and gas production                        111,530               145,734
   Equipment purchase and rework                  10,037                72,955
   Equipment operations                           72,830                10,995
   General and administrative                    205,659               325,389
   Depreciation and depletion                     55,952                90,175
                                          ---------------         -------------
                                                 456,008               645,248
                                          ---------------         -------------

LOSS FROM OPERATIONS                            (202,870)             (300,025)

OTHER INCOME (EXPENSES):
    Interest and financing expense              (100,053)              (46,364)
    Interest income                                  159                15,971
                                          -----------------       --------------
                                                 (99,894)              (30,393)
                                          -----------------       --------------

LOSS BEFORE INCOME TAXES                        (302,764)             (330,418)

INCOME TAX BENEFIT                               108,995               118,950
                                          -----------------       --------------

NET LOSS                                   $    (193,769)          $  (211,468)
                                          =================       ==============

NET LOSS PER SHARE                          $      (0.01)          $     (0.01)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       19,374,945            16,620,000
                                          =================       ==============

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Period from          Period from
                                           July 1, 1998         July 1, 1997
                                   to December 31, 1998   to December 31, 1997
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $    (506,058)        $     (273,548)
     Adjustments to reconcile to net
      cash used by operating activities:
     Deferred income tax benefits             (284,658)              (153,871)
     Depreciation and depletion                110,230                158,026
     Amortization                               74,426                 20,000
     Common stock issued for services           21,000                   -
     Change in accounts payable and accrued
       liabilities                              60,409                417,651
     Change in materials and supplies
       inventory                               358,589               (457,536)
     Change in accounts receivable             162,017               (236,097)
     Change in prepaid expenses                160,009                   -
     Increase in deposits                         -                  (329,750)
     Other                                       3,851                (27,527)
                                         -----------------      ----------------
     Net Cash Used by Operating
       Activities                              159,815               (882,652)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related
        parties                                  3,279                (20,000)
     Sale of common stock and exercise of
        warrants                               261,097              3,306,044
     Issuance of convertible debentures          -                  4,220,000
     Issuance of notes payable                 350,000                469,710
     Conversion of trade payables to
        long term debt                         278,291                   -
     Conversion of debenture to common stock   100,000                   -
     Conversion of accounts payables to
        common stock                            94,090                   -
     Costs related to sale of stock and
        notes                                 (307,709)              (400,000)
     Repayment of notes payable                   -                  (504,750)
                                       ----------------        ---------------
     Net Cash Used by Financing
        Activities                             779,048              7,071,004

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties      (937,942)            (3,823,621)
     Increase in restricted cash                  -                (2,570,820)
     Additions to office furniture and
        fixtures                               (31,832)               (31,093)
                                        ----------------      ----------------
     Net Cash Used by Investing Activities    (969,774)            (6,425,534)


INCREASE (DECREASE) IN CASH                    (30,911)              (237,182)

CASH - Beginning of period                      85,762                642,612

CASH - End of period                    $       54,851         $      405,430
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Cash paid for interest                  $       4,472                 27,388
Conversion of debt to common stock            273,510                100,000
Debt incurred in acquisition of oil
   and gas properties                            -                   300,000
Oil and gas properties acquired with
   common stock                                  -                 4,530,000
Beneficial conversion feature on
   convertible debentures                        -                   479,162


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

(2) COMMON STOCK

During the six months ended December 31, 1998, the Company issued 285,000 shares of common stock to three entities in a private placement for $142,500, issued 606,197 shares of common stock in a private placement to five entities for $132,606, issued 142,000 shares of common stock for services valued at $32,000, issued 150,899 shares of common stock in payment of $78,865 of trade payables, issued 205,000 shares of common stock as employee compensation, and issued 1,994,840 shares of common stock to the holders of its 7% convertible debentures in payment of $296,221 in interest through December 31, 1998 and $198,334 of penalty and waiver fees. In addition, a debenture of $100,000 plus accumulated interest was converted to 421,400 shares of common stock at the conversion price of $0.247917 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FIRST SIX MONTHS FISCAL 1999 AND FIRST SIX MONTHS FISCAL 1998

     During the six months ended December 31, 1998, Cotton Valley incurred a net loss of $506,058, which compares to a loss of $273,548 during the first six months of 1997. The decline results primarily from lower oil and gas sales, higher general and administrative expenses and higher interest and financing expense.

     Oil and gas sales 65% from $551,836 for the six months ended December 31, 1997 to $195,169 for the six months ended December 31, 1998, reflecting lower oil and gas prices and production declines. Oil and gas production costs decreased 48% for the six months ended December 31, 1998, reflecting lower production levels and curtailment of maintenance work on marginal wells due to lower oil prices.

     Used equipment sales for the first half of fiscal 1999 were $610,333 as compared to sales of 421,622 for the comparable period of fiscal 1998. The gross margins from the used equipment business were $187,045 and $114,882, respectively, for the six months ended December 31, 1998 and 1997.

     General and administrative costs were $645,188 in the first half of fiscal 1999, an increase of $105,784 or 20% more than the $539,404 incurred in the first half of fiscal 1998. Most of the increase was due to legal expenses associated with the Yukon Continuance Problem and revisions of agreements with the holders of the Company's 7% Convertible Debentures. Interest expense and financing costs increased by approximately $200,000 during the first half of fiscal 1999 as compared with the first half of fiscal 1998.

     The Company has recognized an income tax benefit of $284,658 for the first half of fiscal 1999 as compared to recognition of an income tax benefit of $153,871 for the first half of fiscal 1998. This is directly related to the size of the loss before income taxes.


SECOND THREE MONTHS FISCAL 1999 AND SECOND THREE MONTHS FISCAL 1998

     During the three months ended December 31, 1998, Cotton Valley incurred a net loss of $193,769 which compares to a loss of $211,468 during the second three months of fiscal 1998. Lower oil and gas revenue and higher interest and finance expense were offset by lower general and administrative costs and higher gross margins from used equipment sales.

     Oil and gas sales decreased 61% from $252,667 for the three months ended December 31, 1998 to $97,090 for the three months ended December 31, 1998, reflecting lower oil prices and the shutting in of several wells which became uneconomic to produce as a result of low oil prices. Oil and gas production costs decreased 25% from $145,734 for the three months ended December 31, 1997 to $111,530 for the three months ended December 31, 1998, reflecting the lower production levels.

     Used equipment sales for the second quarter of fiscal 1999 were $153,400 as compared to $91,622 for the comparable quarter of fiscal 1998. Cost of goods sold for the second quarter of fiscal 1999 was $82,867, as compared with $83,950 for the second quarter of fiscal 1998. The gross margin from used equipment sales increased from $7,672 for the second quarter of fiscal 1998 to $70,533 for the second quarter of fiscal 1999.

     General and administrative costs were $205,659 in the second quarter of fiscal 1999, a decrease of 37% from the $325,389 incurred in the second quarter of fiscal 1998. Most of the decrease is attributable to staff reductions made during the second quarter of fiscal 1999. Net interest expense was $68,501 higher in the second quarter of fiscal 1999 over fiscal 1998 primarily due to the costs of carrying the Company's 7% Convertible Debentures.

     The Company recognized an income tax benefit of $175,663 for the second quarter of fiscal 1999 as compared to recognition of an income tax benefit of $118,950 for the second quarter of fiscal 1998. This is directly related to the size of the loss before income taxes.

Liquidity and Capital Resources

     As of December 31, 1998, Cotton Valley has a working capital deficit of $1,364,789 calculated by subtracting current liabilities of $2,245,893 from current assets of $881,104. Approximately $860,000 of the current liabilities is attributable to advances under the $10 million working capital and development credit facility provided to the Company by Triassic Energy Partners, L.P. ("Triassic"), under which the Company is in default of certain principal and interest repayment obligations, and which is secured by the Company's interest in its Means Field property, Andrews County, Texas. In cooperation with Triassic, the Company is attempting to sell a portion of its interest in the Means Field to third parties to satisfy its current obligations to Triassic. The Company and Triassic continue to discuss other ways in which the obligations may be satisfied and development activities resumed at Means Field.

     During December 1998, the Company entered into a letter of intent with the holders (the "Holders") of the Company's 7% convertible debentures (the "Debentures") to redeem their total outstanding amount of $4.2 million in long-term debt in exchange for the transfer and assignment of the Holders' collateral (well servicing equipment, horizontal drilling equipment and certain oil and gas leases) plus an additional 40% working interest in the Company's Cheneyboro leases in Navarro County, Texas. The formal agreements and closing of this transaction, expected to occur during late February or early March 1999, would eliminate the conversion rights of the Holders and
approximately $80,000 per month of interest and penalty charges.       Over
the next few months, the Holders will seek buyers for the transferred assets, and the Company will have the right of first refusal to repurchase any of the major assets assigned to the Holders. The assets to be transferred have a book value which exceeds the amount of the outstanding Debentures by approximately $7 million. Upon completion of the transaction, the Company expects to take a one-time charge of approximately $7 million relating to the transaction. The Holders will refund to the Company any amount of sales proceeds which exceeds: (i) $4.2 million plus interest from January 1, 1999 at 7% per annum; less (ii) 50% of the proceeds the Holders receive from sale of the 2 million shares of common stock the Holders received in November 1998 in payment of interest and waiver and penalty fees. The market value of any cash or assets returned will be recorded as a gain on sale of assets in the period returned. Any deficiency which may arise from the sale of the assets and shares will be borne by the Holders.

     The Company, with the assistance of its Canadian securities counsel, has developed a program for the orderly repayment of trade debt during calendar 1999 through the issuance and sale in Canada of shares of common stock. Although there can be no assurance, but based on number of trade creditors who have agreed to join the program, the Company expects the majority of its trade debt to be paid through this program.

     The Company, upon completion of its exchange with the Holders and initiation of the trade payables program, intends to seek merger and acquisition opportunities as well as finance development activities with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

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

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As of the date of this filing, there are several legal proceedings pending against Cotton Valley relating to approximately $150,000 of trade accounts payable, the principal amounts of which are included in liabilities on the Company's balance sheet. Claims for interest and legal fees amounting to approximately $20,000 have not been recorded.

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

Item 6.  Exhibits and Reports on Form 8K

     During the quarter ended December 31, 1998, the Company made no filings on Form 8K.

                               SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 19, 1998


                       COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Eugene A. Soltero
                         Eugene A. Soltero
                         Chief Executive Officer



                         /s/ Malcolm Bennett
                         Malcolm Bennett
                         Controller

EX-27
Financial Data Schedule