Form 10QSB
period 1999-03-31
COTTON VALLEY RESOURCES CORP
filed 1999-05-21
CIK 1023947

________________________________________________________________________________
                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

          Yes   X                          No __

As of March 31, 1999, there were 22,733,198 shares of the Registrant's Common Stock outstanding.

___________________________________________________________________________
                        COTTON VALLEY RESOURCES CORPORATION

                                    INDEX


              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of
            March 31, 1999                                              3

            Condensed Consolidated Statements of
            Operations for the nine months and three months ended
            March 31, 1999 and 1998                                     4

            Condensed Consolidated Statements of Cash Flow
            for the nine months ended March 31, 1999 and 1998           6

            Notes to Condensed Consolidated
            Financial Statements                                        7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8


              PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          10

Item 5.     Other Information                                          10

Item 6.     Exhibits and Reports on Form 8K                            10

            Signatures                                                 11

PART I.  FINANCIAL INFORMATION

        ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       COTTON VALLEY RESOURCES CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $        13,590
     Accounts receivable                                          128,457
     Materials and supplies inventory                             457,314
     Prepaid expenses                                              38,961
                                                          ---------------
Total Current Assets                                              638,322

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $532,569                  12,037,587

OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $29,960                   119,008

DEFERRED INCOME TAXES                                           1,782,383

FINANCING COSTS and OTHER ASSETS                                   88,203
                                                          ---------------

Total Assets                                              $    14,665,503
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                          $      917,666
Accrued expenses                                                 261,529
Accrued interest                                                  49,688
Notes payable                                                    950,216
                                                          --------------
Total Current Liabilities                                      2,179,099

LONG TERM DEBT                                                   167,675

ADVANCES FROM RELATED PARTIES                                    119,710

DEFERRED INCOME TAXES                                                 --

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                      --
Common Stock, no par value, authorized-unlimited,
     22,733,198 issued                                        22,530,700
Warrants                                                         344,533
Deficit accumulated in development stage                      (3,599,756)
Accumulated loss                                              (7,076,458)
                                                           -------------
Total Stockholders' Equity                                    12,199,020


Total Liabilities and Stockholders' Equity                $  14,665,503
                                                          =============

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from       Period from
                                          July 1, 1998 to    July 1, 1997 to
                                        March 31, 1999      March 31, 1998
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $     253,901          $    712,522
   Equipment sales                               683,708               574,551
   Other income                                   33,432                 2,357
                                         ----------------        --------------
                                                 971,041             1,289,430
                                         ----------------        --------------

EXPENSES:
   Oil and gas production                        279,001               540,248
   Equipment purchase and rework                 281,850               343,788
   Equipment operations                          179,341                68,945
   General and administrative                    877,466               923,218
   Depreciation and depletion                    141,796               256,683
                                          ---------------         -------------
                                               1,759,454             2,132,882
                                          ---------------         -------------

LOSS FROM OPERATIONS                            (788,413)             (843,452)

OTHER INCOME (EXPENSES):
    Interest and financing expense              (315,587)             (511,152)
    Gain (Loss) on sale of assets             (9,600,000)              636,881
    Interest income                                  159                43,889
                                          -----------------       --------------
                                              (9,915,428)              169,618
                                          -----------------       --------------

LOSS BEFORE INCOME TAXES                     (10,703,841)             (673,834)

INCOME TAX BENEFIT                             3,627,383               242,580
                                          -----------------       --------------

NET LOSS                                   $  (7,076,458)          $  (431,254)
                                          =================       ==============

NET LOSS PER SHARE                          $      (0.36)          $     (0.03)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       19,414,097            16,263,265
                                          =================       ==============

See accompanying notes to these financial statements

                       COTTON VALLEY RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


                                            Period from         Period from
                                       January 1, 1999 to     January 1, 1998 to
                                        March 31, 1999         March 31, 1998
                                          ----------------       --------------
REVENUE:
   Oil and gas sales                       $      58,732          $    160,686
   Equipment sales                                73,375               152,929
   Other income                                    6,520                 1,423
                                         ----------------        --------------
                                                 138,627               315,038
                                         ----------------        --------------
EXPENSES:
   Oil and gas production                         99,524               203,275
   Equipment purchase and rework                  34,153                87,643
   Equipment operations                            3,750                18,350
   General and administrative                    232,278               383,814
   Depreciation and depletion                     31,566                98,657
                                          ---------------         -------------
                                                 401,271               791,739
                                          ---------------         -------------

LOSS FROM OPERATIONS                            (262,644)             (476,701)

OTHER INCOME (EXPENSES):
    Interest and financing expense               (50,481)             (434,204)
    Gain (Loss) on sale of assets             (9,600,000)              636,881
    Interest income                                   --                27,609
                                          -----------------       --------------
                                              (9,650,481)              230,286
                                          -----------------       --------------

LOSS BEFORE INCOME TAXES                      (9,913,125)             (246,415)

INCOME TAX BENEFIT                             3,342,725                88,709
                                          -----------------       --------------

NET LOSS                                   $  (6,570,400)          $  (157,706)
                                          =================       ==============

NET LOSS PER SHARE                          $      (0.31)          $     (0.01)
                                          =================       ==============

WEIGHTED AVERAGE SHARES                       20,859,360            17,238,924
                                          =================       ==============

See accompanying notes to these financial statements

                        COTTON VALLEY RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Period from          Period from
                                           July 1, 1998         July 1, 1997
                                        to March 31, 1999     to March 31, 1998
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $  (7,076,458)        $     (434,540)
     Adjustments to reconcile to net
      cash used by operating activities:
     Deferred income tax benefits           (3,627,383)              (242,580)
     Depreciation and depletion                141,796                256,683
     Amortization                               74,426                374,185
     Common stock issued for services          155,616                     --
     Change in accounts payable and accrued
       liabilities                             (37,584)               470,581
     Change in materials and supplies
       inventory                               434,045               (533,108)
     Change in accounts receivable             267,933               (331,907)
     Change in prepaid expenses                180,158                     --
     Other                                       3,851                 84,325
                                         -----------------      ----------------
     Net Cash (Used by) Operating
       Activities                           (9,483,600)              (356,361)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related
        parties                                  3,279                (20,000)
     Sale of common stock and exercise of
        warrants                               617,402              3,553,092
     Issuance of convertible debentures             --              4,320,000
     Extinguishment of convertible
        debenture                           (4,220,000)                    --
     Reduction in deferred costs related
        to convertible debentures              701,518                     --
     Conversion of debenture to
        common stock                           100,000                     --
     Issuance of notes payable                 350,000                489,710
     Conversion of trade payables to
        long term debt                         278,291                     --
     Conversion of accounts payables to
        common stock                            94,090                     --
     Costs related to sale of stock and
        notes                                 (360,900)              (443,274)
     Repayment of notes payable                     --               (999,000)
                                       ----------------        ---------------
     Net Cash Available from (Used by) Financing
        Activities                          (2,436,320)             6,900,528

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties      (985,393)            (5,610,327)
     Disposal of oil and gas properties     13,197,644
     Costs related to disposal of oil
        and gas properties                    (301,760)
     Additions to office furniture and
        fixtures                               (31,832)               (39,577)
                                        ----------------      ----------------
     Net Cash Available from (Used by)
        Investing Activities                11,878,659             (5,649,904)


INCREASE (DECREASE) IN CASH                    (30,911)               894,263)

CASH - Beginning of period                      54,851                642,612

CASH - End of period                    $       13,590         $    1,536,875
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Cash paid for interest                  $       4,472                 107,407
Conversion of debt to common stock            273,510                 100,000
Beneficial conversion feature on
   convertible debentures                    (479,162)                479,162
Debt incurred in acquisition of oil
   and gas properties                            -                    300,000
Oil and gas properties acquired with
   common stock                                  -                  4,530,000

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

(2) Common Stock

     During the nine months ended March 31, 1999, the Company issued 1,628,825 Shares of common stock to eight entities in a private placement for $356,305, issued 920,000 shares of common stock for services valued at $280,000, issued 205,000 shares of common stock as employee compensation, and issued 1,994,840 shares of common stock (the "Waiver and Interest
Shares") to the holders of its 7% convertible debentures (the "Convertible Debentures") in payment of $296,221 in interest through December 31, 1998 and $198,334 of penalty and waiver fees. In addition, a debenture of $100,000 plus accumulated interest was converted to 421,400 shares of common stock at the conversion price of $0.247917 per share.

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

(4)  Convertible Debenture Exchange Contingent Receivable

     On March 26, 1999 the Company assigned to the holders (the "Holders") of its then outstanding $4.22 million of Convertible Debentures assets (the "Transferred Assets") having a book value of approximately $11 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of the Interest and Waiver Shares) from the sale of Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of $9,600,000. The Company is unable to quantify the amount of the contingent receivable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Nine Months Fiscal 1999 and First Nine Months Fiscal 1998

     During the nine months ended March 31, 1999, Cotton Valley incurred a net loss of $7,076,458, which compares to a loss of $431,254 during the first nine months of fiscal 1998. The decline results primarily from a loss of sale of assets of $9,600,000 in fiscal 1999 as compared with a $636,881 gain on sale of assets in fiscal 1998, offset by lower loss from operations and lower interest and financing expense.

     Oil and gas sales decreased 64% from $712,522 for the nine months ended March 31, 1998 to $253,901 for the nine months ended March 31, 1999, reflecting lower oil and gas prices and production declines. Oil and gas production costs decreased 42% for the nine months ended March 31, 1999, reflecting lower production levels and curtailment of maintenance work on marginal wells due to lower oil prices.

     Used equipment sales for the first three quarters of fiscal 1999 were $683,708 as compared to sales of $574,551 for the comparable period of fiscal 1998. The gross margins from the used equipment business were $222,517 and $161,818, respectively, for the nine months ended March 31, 1999 and 1998.

     General and administrative costs were $877,466 in the first three quarters of fiscal 1999, a decrease of $45,752 for the comparable period. Interest expense and financing costs (net of interest income) decreased by $151,835 during the first three quarters of fiscal 1999 as compared with the first half of fiscal 1998.

     The Company has recognized an income tax benefit of $3,627,383 for the first half of fiscal 1999 as compared to recognition of an income tax benefit of $242,580 for the first half of fiscal 1998. This is directly related to the size of the loss before income taxes.


Third Three Months Fiscal 1999 and Third Three Months Fiscal 1998

     During the three months ended March 31, 1999, Cotton Valley incurred a net loss of $6,570,400 which compares to a loss of $157,706 during the third quarter of fiscal 1998. The decline results primarily from a loss of sale of assets of $9,600,000 in fiscal 1999 as compared with a $636,881 gain on sale of assets in fiscal 1998, offset by lower loss from operations and lower interest and financing expense.

     Oil and gas sales decreased 63% from $160,686 for the three months ended March 31, 1999 to $58,732 for the three months ended March 31, 1998, reflecting lower oil prices and the shutting in of several wells which became uneconomic to produce as a result of low oil prices. Oil and gas production costs decreased 51% from $203,275 for the three months ended March 31, 1998 to $99,524 for the three months ended March 31, 1999, reflecting the lower production levels.

     Used equipment sales for the third quarter of fiscal 1999 were $73,375 as compared to $152,929 for the comparable quarter of fiscal 1998. Cost of goods sold for the third quarter of fiscal 1999 was $37,903, as compared with $115,993 for the third quarter of fiscal 1998. The gross margin from used equipment sales decreased from $36,936 for the third quarter of fiscal 1998 to $35,472 for the third quarter of fiscal 1999.

     General and administrative costs were $232,278 in the third quarter of fiscal 1999, a decrease of 39% from the $383,814 incurred in the third quarter of fiscal 1998. Most of the decrease is attributable to staff reductions made during the second quarter of fiscal 1999. Net interest expense was $356,114 lower in the third quarter of fiscal 1999 over fiscal 1998 primarily due to elimination of the costs of carrying the Convertible Debentures.

     The Company recognized an income tax benefit of $3,342,725 for the third quarter of fiscal 1999 as compared to recognition of an income tax benefit of $88,709 for the third quarter of fiscal 1998. This is directly related to the size of the loss before income taxes.

Liquidity and Capital Resources

     As of March 31, 1999, Cotton Valley has a working capital deficit of $1,540,777 calculated by subtracting current liabilities of $2,179,099 from current assets of $638,322. Approximately $880,000 of the current liabilities is attributable to advances under the $10 million working capital and development credit facility provided to the Company by Triassic Energy Partners, L.P. ("Triassic"), under which the Company is in default of certain principal and interest repayment obligations, and which is secured by the Company's interest in its Means Field property, Andrews County, Texas. In cooperation with Triassic, the Company is attempting to sell a portion of its interest in the Means Field to third parties to satisfy its current obligations to Triassic. The Company and Triassic continue to discuss other ways in which the obligations may be satisfied and development activities resumed at Means Field.

     During March 1999, the Company closed a transaction with the holders (the "Holders") of the Company's 7% convertible debentures (the "Debentures") to release the Company from any obligations to repay or convert their total outstanding amount of $4.22 million in long-term debt in exchange for the transfer and assignment of the Holders' collateral (well servicing equipment, horizontal drilling equipment and certain oil and gas leases) plus an additional 40% working interest in the Company's Cheneyboro leases in Navarro County, Texas.

     Over the next few months, the Holders will seek buyers for the transferred assets, and the Company will have the right of first refusal to repurchase any of the major assets assigned to the Holders. The assets to be transferred have a book value which exceeds the amount of the outstanding Debentures by approximately $7 million. Upon completion of the transaction, the Company has taken a one-time charge of approximately $7 million relating to the transaction. The Holders will refund to the Company any amount of sales proceeds which exceeds: (i) $4.2 million plus interest from January 1, 1999 at 7% per annum; less (ii) 50% of the proceeds the Holders receive from sale of the 2 million shares of common stock the Holders received in November 1998 in payment of interest and waiver and penalty fees. The market value of any cash or assets returned will be recorded as a gain on sale of assets in the period returned. Any deficiency which may arise from the sale of the assets and shares will be borne by the Holders.

     The Company, with the assistance of its Canadian securities counsel, has developed a program for the orderly repayment of trade debt during calendar 1999 through the issuance and sale in Canada of shares of common stock. Approximately 50 creditors accounting for approximately $750,000 of accounts and notes payable have agreed to participate in the program.

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

Item 6.  Exhibits and Reports on Form 8K

     During the quarter ended March 31, 1999, the Company made no filings on Form 8K.

                               SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 21, 1999


                      COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Eugene A. Soltero
                         Eugene A. Soltero
                         Chief Executive Officer



                         /s/ Malcolm Bennett
                         Malcolm Bennett
                         Controller

EX-27
Financial Data Schedule