Form 10KSB
period 1999-06-30
COTTON VALLEY RESOURCES CORP
filed 1999-10-04
CIK 1023947

____________________________________________________________________________
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                      _____________________________

                               FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                     COMMISSION FILE NUMBER 0-28814

                  COTTON VALLEY RESOURCES CORPORATION
       (Name of Small Business Issuer as Specified in Its Charter)


     Yukon, Canada                                  98-0164357
     (State or other Jurisdiction                (I.R.S. Employer
     of Incorporation or Organization)           Identification No.)


3300 Bank One Center
100 North Broadway
Oklahoma City, OK                                      73102
(Address of Principal Executive Offices)            (Zip Code)

                        (405) 606-8500
           (Issuer's Telephone Number, Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended June 30, 1999, were $980,966.

The Issuer had 34,198,198 shares of common stock outstanding as of September 15, 1999.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of September 15,1999, was $7,689,175.
___________________________________________________________________________

                  1999 ANNUAL REPORT (S.E.C.  FORM 10-KSB)

                                INDEX

                   Securities and Exchange Commission
                     Item Number and Description


                             PART I

Item 1     Business                                                  3
Item 2     Properties                                               11
Item 3     Legal Proceedings                                        14
Item 4     Submission of Matters to a Vote of Security Holders      16


                            PART II

Item 5     Market for the Company's Common Stock and Related
           Stockholder Matters                                      17
Item 6     Management's Discussion and Analysis or Plan of
           Operation                                                18
Item 7     Consolidated Financial Statements and Unaudited
           Supplemental Information                                 23
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      48


                          PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons of the Issuer; Compliance With
           Section 16(a) of the Exchange Act                        48
Item 10    Executive Compensation                                   50
Item 11    Security Ownership of Certain Beneficial Owners
           and Management                                           51
Item 12    Certain Relationships and Related Transactions           52


               PART IV AND SIGNATURES AND EXHIBIT INDEX

Item 13    Exhibits, Financial Statements and Reports on Form 8-KSB 54
Signatures                                                          54
Exhibit Index                                                       55

                                 PART I

ITEM 1.       BUSINESS

General

     Cotton Valley Resources Corporation (referred to herein as either "Cotton Valley" or the "Company") is a development stage independent energy company engaged in the exploration and development, acquisition and operation of oil and gas properties with a geographic focus in major oil and gas producing regions in the United States. The Company was incorporated in the Province of Ontario, Canada, originally as Cotton Valley Energy Limited, on February 15, 1995. From its inception through June 30, 1999, the Company has been engaged principally in organization and capitalization activities and has not generated material net revenues from operations.

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

     On April 30, 1996, the Company organized Cotton Valley Operating Company, a Texas corporation ("CV Operating") to operate the Company's oil and gas properties. The Company on February 25, 1997, organized Cotton Valley Energy, Inc., an Oklahoma corporation ("CVEI") to acquire and operate the N.E. Alden Field properties in Caddo County, Oklahoma. CVEI commenced operations on March 3, 1997. Aspen Energy Corporation, a Nevada corporation ("Aspen"), was an inactive subsidiary of the Company, formed on May 1, 1996, which was used to accommodate the merger of Aspen Energy Corporation, a New Mexico corporation ("Old Aspen") into Aspen on July
31, 1997. The principal asset of Old Aspen was its interest in the Means Unit in Andrews County, Texas (the "Means Unit"). On May 27, 1998, Aspen organized Cotton Valley Means, Inc. as a Texas corporation ("CV Means") and transferred all of its interest in the Means Unit to CV Means to facilitate a $10 million financing relating to the development of this property. See "Business--Recent Developments; Means Unit Credit Facility."

     In addition to CV Energy, CV Operating, CVEI, Aspen and CV Means, the Company recently organized Mustang Well Servicing Company, a Nevada corporation ("Mustang Well Servicing"), Mustang Oilfield Equipment Company, a Nevada corporation ("Mustang Equipment"), and Mustang Horizontal Services, Inc., a Nevada corporation ("Mustang Horizontal") (collectively, the "Mustang Service Companies"). All of the Company's subsidiaries are wholly owned by the Company, except for CV Means, which is a wholly-owned subsidiary of Aspen. During December 1997 the Company sold $4.32 million of its 7% secured convertible debentures (the "Convertible Debentures") to a group of nine investors (the "Holders"). Approximately $1.5 million of the proceeds were used to purchase oilfield service equipment for the Mustang Service Companies. See "Certain Relationships and Related Transactions."

Restructuring

     During the fiscal year 1999, the Company experienced a severe cash flow shortage as a result of the steep decline in oil and gas prices as well as the significant reduction in demand for oilfield equipment and services. The Company was also unable to complete the effectiveness of a registration statement under the United States Securities and Exchange Act of 1933 (the "Exchange Act") for the securities underlying the Convertible Debentures and remained, for much of the fiscal year, in default under the terms of the Convertible Debentures. In response to these conditions, the Company, during the first fiscal quarter, ceased operations at Mustang Well Servicing Company and Mustang Horizontal Services, Inc. and severely cut back new business at Mustang Oilfield Equipment Company. The waterflood development project at the Means Unit was postponed and workover and development activities at the other properties were indefinitely suspended. Staff was reduced from over 40 employees to two field employees on payroll plus two officers who worked throughout the year for deferred salaries.

     During January through April 1999 the Company entered into agreements with over fifty vendors to whom it owed more than $750,000 to eliminate the debt through the issuance of shares of Common Stock. As of June 30, 1999, the Company had issued 4,000,000 shares of Common Stock reflecting the reduction of approximately $785,000 of liabilities and providing a reserve for the reduction of another $215,000 of liabilities.

     On March 26, 1999 the Company assigned to the holders (the "Holders") of its then outstanding $4.22 million of Convertible Debentures, assets
(the "Transferred Assets") having a book value of approximately $11 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of the Interest and Waiver Shares) from the sale of Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of $9,807,576. The Company is unable to quantify the amount of the contingent receivable.

     During August 1999 the Company organized a Texas corporation Aspen Energy Group, Inc ("AEG") as a wholly-owned subsidiary. On September 16, 1999 AEG entered into an agreement to acquire 50% of the outstanding equity shares of East Wood Equity Ventures, Inc. ("East Wood"), in exchange for the Company issuing 25 million shares of common stock, 21.2 million special warrants (each exercisable for one share upon approval by shareholders) and approximately 5 million ordinary warrants. The parties met all the conditions required for closing and as of September 30, 1999, were waiting approval of the terms of the transaction from the Canadian Dealing Network and the Ontario Securities Commission. On September 17, 1999 the officers of the Company resigned and the officers of East Wood were elected officers of the Company.

Risk Factors

     Holders of the Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in Cotton Valley.

     Limited Operating History; Capital Intensive Business; Need for Additional Funds. From its inception in February 1995 through June 30, 1999, the Company was engaged principally in organization and capitalization activities and did not generate material net revenues from operations.
The Company's business is highly capital intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil field operations and purchase equipment. At June 30, 1999, the Company had a working capital deficit of approximately $2.1 million. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including proceeds from the exercise of outstanding warrants, and proceeds from the private offerings of debt and equity securities, together with cash expected to be generated from operations, that it will be able to meet its cash requirements for at least the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. Although the Company is currently negotiating with private investors and lenders with respect to additional financing, the Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuance's of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations".

     History of Losses. The Company incurred losses before income tax benefits of $1,298,278 and $13,324,086 for the fiscal years ended June 30, 1998 and 1999, respectively. The Company's accumulated deficit as of June 30, 1999 was $15,078,841. The Company does not have a bank line of credit. The Company has funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of debt and equity securities, and proceeds from the exercise of options and warrants. The success of the Company in obtaining the necessary capital resources to fund future costs associated with its operations and expansion plans is dependent upon the Company's ability to: (i) complete the merger with Crown; (ii) obtain the exercise of outstanding warrants; and
(iii) obtain asset based commercial financing. However, even if the Company achieves some success with its plans, there can be no assurance that it will be able to generate sufficient revenues to achieve significant profitable operations or fund its expansion and acquisition plans. See "Management's Discussion and Analysis or Plan of Operations".

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

     Significant Capital Expenditures Necessary for Undeveloped Properties. Almost all of the Company's oil and gas reserves are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $6 million will be required to fully develop these reserves, of which $2 million is expected to be incurred during the next twelve months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

     No Assurance of Additional Financing. Development of the Company's properties will require additional capital resources. Although the Company is presently negotiating with private lenders and investors with respect to sources of additional financing, the Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to the Company. The inability to obtain additional financing would have a material adverse effect on the Company, including requiring the Company to curtail significantly its oil and gas acquisition and development plans or farm-out development of its properties. Any additional financing may involve substantial dilution to the interests of the Company's shareholders at that time. See "Management's Discussion and Analysis or Plan of Operations".

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

     The present value of future net reserves discounted at 10% (the "PV-10") of Proved Reserves referred to in this Annual Report should not be construed as the current market value of the estimated Proved Reserves of oil and gas attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.  Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general. Furthermore, the Company's reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties--Oil and Gas Reserves"

     Under full cost accounting, the Company would be required to take a non-cash charge against earnings to the extent capitalized costs of acquisition, exploration and development (net of depletion and depreciation), less deferred income taxes, exceed the PV-10 of its Proved Reserves and the lower of cost or fair value of unproved properties after income tax effects. See "Management's Discussion and Analysis or Plan of Operations."

     Operating Hazards and Uninsured Risks; Production Curtailments.
The Company's oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although the Company carries insurance at levels, which it believes, are reasonable, it is not fully insured against all risks.
The Company does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of the Company.

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

     Dependence on Key Personnel.   The Company depends to a large extent
on the services of Jack E. Wheeler, the Company's President, Chairman of the Board and Chief Executive Officer. Bruce J. Scrambler, Senior VP and CFO, Ron Mercer, Vice President Operations and Acquisitions and Sam Hammons, Vice President and Corporate Counsel. The loss of the services of any one of these individuals could have a material adverse effect on the Company's operations. The Company has not entered into any employment contracts with any of its executive officers, nor has it obtained key personnel life insurance. The Company believes that its success is also dependent on its ability to continue to employ and retain skilled technical personnel.

     Concentration of Voting Power.  Upon completion of the East
Wood acquisition the Company's executive officers, directors and their affiliates will vote for directors approximately 52% of the Company's expected outstanding 60 million shares of Common Stock, including rights under certain Voting Agreements to vote approximately 6 million shares of Common Stock representing approximately 10% of the outstanding shares of Common Stock. As a result, officers, directors and their affiliates will have the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and results of voting on all matters requiring shareholder approval.

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

     Public Market and Possible Volatility of Securities. The Common Stock is traded on the OTC Bulletin Board and "over-the-counter" in Canada on the Canadian Dealing Network CDN"). The trading price of the Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of drilling results by the Company and other events or factors. In addition, the U.S.
stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

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

     Gas Sales. During fiscal year 1999, the Company sold most of its gas to a single purchaser.

     Oil Sales. Cotton Valley sells its oil production under short-term arrangements at prices no less than the purchaser's posted prices for the respective areas less standard deductions. Management believes that numerous buyers are available for Cotton Valley's oil. During fiscal year 1999, the Company sold its oil to six different purchasers, one of which, National Cooperative Refinery Association, accounted for more than 10% of the Company's gross revenues.

     Oilfield Equipment Sales. Cotton Valley sells its oilfield equipment and supplies to numerous retail and wholesale customers located in several states and Canada. During fiscal year 1999 no single customer accounted for more than 10% of the Company's gross revenues.


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

Employees

     At September 15, 1999, the Company had 2 full-time employees of which 2 were management. The Company has experienced no work stoppages and management considers its relations with employees to be good. The Company uses contract services in its field operations and employs independent consultants, as needed, to evaluate Company prospects, reserves and other oil and gas assets for potential acquisitions.

Facilities

     The Company occupies approximately 7,132 square feet of office space at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 under a five-year lease that expires on April 30, 2003. Monthly basic rent is $7,430.
Approximately half the space has been sublet to April 30, 2001. The Company leases a storage yard in Mineral Wells, Texas.

Recent Developments

     Cancellation of Convertible Debentures Obligations. On December 30, 1997, the Company completed the private placement of the Convertible Debentures to a group of nine institutional investment firms. Approximately $1 million of the cash proceeds and $220,000 of Convertible Debentures were used to purchase rebuilt well service rigs and related equipment ("the Equipment). The remaining funds were used for the acquisition and development of oil and gas properties, purchase of oil field equipment and working capital.

     The Convertible Debentures were due December 31, 2001 and were secured by the Equipment and other assets of the Company including oil and gas leasehold interests in Navarro County, Texas and Caddo County, Oklahoma. The Convertible Debentures were convertible into shares of the Company's Common Stock and Debenture Warrants, subject to adjustment upon certain events. Under the terms of the Convertible Debentures, the Company was obligated to obtain on or before May 30, 1998 an effective registration statement covering the shares of Common Stock to be issued upon conversion of the Convertible Debentures and exercise of the Debenture Warrants. The Company was not successful in obtaining the effectiveness of the registration statement.

     During October 1998, the Company and each Convertible Debentureholder agreed to certain amendments to the Convertible Debentures and related documents, including a waiver of the prospective event of default. As consideration for the waiver, the Company issued a total of 400,000 shares (the "Waiver Shares") on a pro rata basis to each Convertible Debentureholder. The Waiver Shares were valued by the board of directors at approximately $0.23 per share when issued to the Convertible Debentureholders. Additionally, the Company issued and delivered to the Convertible Debenture holders approximately 1.5 million shares of common stock in lieu of accrued interest of approximately $302,000 on the Convertible Debentures for December 30, 1997 through December 31,
1998.

     On March 26, 1999 the Company assigned to the Holders the Equipment and certain oil and gas leases (the "Transferred Assets") having a book value of approximately $11 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. The Company and its remaining subsidiaries were released from any and all obligations relating to repayment, registration and or conversion of the Convertible Debentures. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible
Debentures, the Company is entitled to the return of all remaining Transferred Assets and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of the Interest and Waiver Shares) from the sale of Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of $9,807,576. The Company is unable to quantify the amount of the contingent receivable.

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

     Under the Means Credit Facility, up to $1,000,000 may be advanced for new project development working capital purposes. The remaining $9,000,000 may be advanced for the development of the Company's Means (Queen Sand)
Unit in Andrews County, Texas (the "Means Unit"). As of September 15, 1999, the Company an aggregate obligation of approximately $900,000 to Triassic for advances and accrued interest. A $10,000,000 promissory note dated June 12, 1998 with interest at the prime rate of Citibank N.A., New York, New York plus 2% was issued to Triassic by CV Means in accordance with the terms of the Means Credit Facility. Until the maturity date, May 31, 2002, the Company will deliver to Triassic each month a percentage of the revenues from the Means Unit to be applied to accrued interest and payment of principal of the note. On the maturity date, the accrued interest and outstanding principal balance of the note is due and payable. As security for the Means Credit Facility, CV Means granted a security interest in substantially all the assets of CV Means, including the Means Unit and all income generated thereby. As further security for the Means Credit Facility, Aspen, the sole shareholder of CV Means, pledged all the outstanding shares of CV Means to Triassic.

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

     As of September 23, 1999 the Company was in default under the terms of the Means Credit facility for non-payment of interest. The new management has begun negotiations to resolve the default, although there can be assurance that such negotiations will bring a successful cure to the default. Since September 1998, the Company has been unable to draw development funds under the Means Credit facility and consequently severely curtailed its efforts at the Means Unit.

     Vendor Agreements. During January through April 1999 the Company entered into agreements with over fifty vendors to whom it owed more than $750,000 to eliminate the debt through the issuance of shares of Common Stock. As of June 30, 1999, the Company had issued 4,000,000 shares of Common Stock reflecting the reductions of approximately $785,000 of liabilities and providing a reserve for the reduction of another $215,000 of liabilities.

     American Stock Exchange. During May 1999 the Company ceased trading its shares of Common Stock on the American Stock Exchange and began trading over the counter on the Electronic Bulletin Board under the symbol "KTNV".

     East Wood Acquisition.  During August 1999 the Company organized a
Texas corporation Aspen Energy Group, Inc. ("AEG"). On September 16, 1999 AEG entered into an agreement to acquire 50% of the outstanding equity shares of East Wood Equity Venture, Inc. ("East Wood"), in exchange for the Company issuing 25 million shares of common stock, 21.2 million special warrants (each exercisable for one share upon approval by shareholders) and approximately 5 million ordinary warrants. The parties met all the conditions required for closing and as of September 23, 1999, were awaiting approval of the terms of the transaction from the Canadian
Dealing Network and the Ontario Securities Commission.  On September 17,
1999 the officers of the Company resigned and the officers of East Wood were elected officers of the Company.

     East Wood owns interests in approximately four hundred producing oil and gas wells located in Alabama, Arkansas, California, Louisiana, Mississippi, Montana, Oklahoma, Texas and Wyoming. East Wood owns a working interest in the majority of these wells, however, it does have a royalty interest in eight of the wells and an overriding interest in seventy-nine wells. The main concentration of properties is in Oklahoma with 335 wells and Texas with 30 wells.

     Approximately eighty-one percent are gas wells and nineteen percent are oil wells. East Wood has working interests and overriding royalty interests ranging from less than one percent to forty-three percent in wells ranging in depths from 5,200' to 23,650'.

     East Wood has a very active development program and participates in an average of fifteen to twenty wells per year. Based on the most recent reserve reports, East Wood's interest in its producing properties have undiscounted estimated proved net producing reserves of over 475,000 barrels and 20 billion cubic feet of gas. The proved undeveloped reserves have been estimated by engineers and geologists to contain more than 60 billion cubic feet of gas and almost 1,500,000 barrels of oil.


ITEM 2.          PROPERTIES

List of Properties

     Means (Queen Sand) Unit.  The Cotton Valley Means (Queen Sand)
Unit consists of approximately 2,600 acres on six leases in north
central Andrews County, Texas.   Production began in 1954 and development
followed rapidly. By 1960, when a secondary project of water injection was initiated, there were 41 total wells in the Means Unit. Most wells were completed in casing, perforated and fractured with a large number flowing initially. The best wells flowed more than 400 barrels of oil per day (Bopd") initially and the initial potentials of 32 of the 41 wells (78%) exceeded 100 Bopd.

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

     An engineering report, as of June 30, 1999, prepared by an independent firm of petroleum engineers for Cotton Valley estimates that the Means (Queen Sand) Unit contains net proved undeveloped reserves of 3,128,000 million barrels of oil. The Company estimates that it will require a capital investment of approximately $9.2 million to develop this
property.   During fiscal year 1999 the Company purchased, and delivered to the Means Unit, or the nearby city of Odessa, Texas, approximately $600,000 of equipment to be used in the waterflood project.

     Cheneyboro Field. Cotton Valley owns approximately 1,300 net acres of producing and non-producing oil and gas leases (with rights of first refusal to acquire additional leases) in the Cheneyboro Field of Navarro County, Texas. Cotton Valley has entered into an Area of Mutual Interest ("AMI") Agreement with a number of unaffiliated parties covering approximately 33,000 acres in and around the Cheneyboro Field. Cotton Valley has the right to acquire up to a 15% working interest in any new lease acquired by any of the other parties to the AMI Agreement.

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

     In connection with the cancellation of Convertible Debenture indebtedness the Company assigned approximately 70% of its interest in the Cheneyboro Field to the Holders N.E. Alden Field. On March 3, 1997, Cotton Valley purchased all of the interests held by the Homestake
Companies and certain other parties in the N.E. Alden Field, Caddo County, Oklahoma. In connection with the cancellation of Convertible Debenture indebtedness the Company assigned its interest in this field to the Holders.

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

     During fiscal year 1999, the remaining salvageable equipment was mostly removed, and the field and remaining equipment were sold to another operator.

Title of Properties

     Cotton Valley follows industry practice when acquiring undeveloped properties on minimal title investigation. A title opinion is obtained before drilling begins on the properties. Title opinions cover most of Cotton Valley's properties. Cotton Valley's properties are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that Cotton Valley believes do not materially interfere with their use or value. Cotton Valley may incur additional expenses in obtaining titles or doing remedial work on the titles, but in the opinion of management these expenses would not be material.

Oil and Gas Reserves

     Cotton Valley's reserves consist primarily of proved and probable reserves located in Texas. Reserve estimates were made using industry-accepted methodology including extrapolation of performance trends, volumetrics, material balance and statistical analysis of analogs.
The evaluator's professional judgment and experience were used to select the most appropriate method and to determine the reasonableness of the results. The estimates were made in accordance with oil and gas reserve definitions promulgated by the U.S. Securities and Exchange Commission (the "SEC").

     The following table summarizes Cotton Valley's estimated net proved oil and gas reserves as of June 30, 1999 as estimated by American Energy Advisors, Inc.

                                                  TOTAL RESERVES(1)
                  ITEM
                  RESERVES
                          Proved producing
                                  Oil (Bbl)             36,141

                          Proved undeveloped
                                  Oil (Bbl)          3,092,001
                                                   -------------
                          Total Proved
                                  Oil (Bbl)          3,128,142


                 ESTIMATED FUTURE NET REVENUES BEFORE INCOME TAXES
                      Proved producing          $      236,012
                      Proved undeveloped            24,025,404
                                                  --------------
                           Total                  $ 24,261,416

                 ESTIMATED FUTURE NET REVENUES BEFORE INCOME TAXES
                             DISCOUNTED AT 10%
                      Proved producing          $      132,725
                      Proved undeveloped            10,842,457
                                                  --------------
                      Total                    $    10,975,182

- Prices based on $17.00 per Bbl of oil.

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

DRILLING ACTIVITY

     The Company did not drill any wells during the two fiscal years ended
June 30, 1997. During the year ended June 30, 1998, the Company participated for a 12.5% working interest in a single exploratory well which was a dry hole. The Company also successfully completed the drilling of a horizontal water injection well in which its working interest is 100%. The Company drilled no wells during the fiscal year ended June 30, 1999.

OIL AND GAS WELLS

     The following table sets forth the number of productive oil and gas wells in which the Company had a working interest at June 30, 1999. During fiscal year 1999, the average price received for oil and gas sales was $9.10 per Boe, and the average cost of production was $7.39 per Boe, where Boe is defined as the barrel of oil equivalent using 6 Mcf of gas to one barrel of oil. The full cost pool was amortized at the rate of $5.20 per Boe.

                           PRODUCTIVE WELLS
   ________________________________   _________________________
               Gross (1)                       Net (2)
           _______   _______  _____   ______   ______   _______
Location     Oil       Gas    Total    Oil      Gas      Total
Texas...      10         0       10      8        0          8
           ====================================================


- The number of gross wells is the total number of wells in which a working interest is owned.
- The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

OIL AND GAS ACREAGE

     The following table summarizes the Company's developed and undeveloped leasehold acreage at June 30, 1998.
                 _________________________________________
                     DEVELOPED                UNDEVELOPED
                  _______    _______      _______   ______
Location          Gross(1)   Net(2)      Gross(1)   Net(2)
Texas......       2,920      2,664       5,220      1,246
                  ========================================

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

          - ...shall be liable, subject to subsection (b), to the person purchasing such security from him, who may sue either at law or in equity in any court of competent jurisdiction, to recover the consideration paid for such security with interest thereon, less the amount of any income received thereon, upon the tender of such security, or for damages if he no longer owns the security."

     The Company, therefore, may have a contingent liability to certain of its shareholders, who may sue the Company to recover the consideration paid, if any, for shares of the Company's Common Stock, with interest thereon, from the date of the Yukon Continuance to the date of repayment by the Company less the amount of any income received thereon, upon tender of such securities, or for damages if the shareholder no longer owns such securities. The Company intends to vigorously defend any such shareholder lawsuit and believes that it may have valid defenses, including the running of applicable statutes of limitations, against claims by some or all of its shareholders. However, to the extent that any of the Company's shareholders obtain a judgment for damages against the Company, the Company's net assets and net worth will be reduced, which in turn could reduce the Company's ability to obtain financing for its exploration and drilling operations and cause the Company to curtail operations. The Company is unable to quantify the amount of such contingent liability. Nothing herein should be construed as an admission by the Company that it has violated any provision of the Securities Act. See "Risk Factors - Possible Contingent Liability for Violation of Securities Act."

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In a special shareholders meeting on June 29, 1999 the shareholders of the Company passed the following resolutions.

     "The issuance by the Corporation of up to fifteen million (15,000,000) Common Shares during fiscal years 1999 and 2000 in connection with one or more private placements for cash to be sought out and negotiated by management of the Corporation with the approval of the board of directors of the Corporation with a view to enhancing shareholder value, be and the same is hereby authorized, approved and consented to.

     The issuance by the Corporation of up to twenty-five million (25,000,000) Common Shares during fiscal years 1999 and 2000 in connection with one or acquisitions or mergers to be sought out and negotiated by management of the Corporation with the approval of the board of directors of the Corporation with a view to enhancing shareholder value, be and the same is hereby authorized, approved and consented to."

                                  PART II

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




                                        High         Low

      June 24-30, 1996                  $2.80        $2.50
      July 1 - September 30, 1996       $2.60        $1.20
      October 1 - December 31, 1996     $1.90        $0.75
      January 1 - March 31, 1997        $3.45        $1.45
      April 1 - June 30, 1997           $2.55        $1.50
      July 1 - September 30, 1997       $6.50        $1.95
      October 1 - December 31, 1997     $4.17        $3.91


    The Company's Common Stock began trading through the NASD Electronic Bulletin Board on January 14, 1997 under the symbol "CTVYF". On July 1, 1997, the Company's symbol was changed to "CTVY". The following table sets forth the high and low bid information for the Company's Common Stock in U.S. currency as reported on the NASD Electronic Bulletin Board since January 14, 1997. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual
transactions.   The Company's Common Stock was not traded through the
NASD Electronic Bulletin Board after October 17, 1997 until it resumed on June 2, 1999 as described below

                                        High         Low


      January 14 - March 31, 1997      $2.20        $1.00
      April 1 - June 30, 1997          $1.81        $1.12
      July 1 - September 30, 1997      $4.81        $1.38
      October 1-17, 1997               $3.45        $3.12

      On October 17, 1997, the Common Stock was listed on the American Stock Exchange under the symbol "KTN". On May 21, 1999 the American Stock Exchange ceased trading the Common Stock. The following table sets forth the high and low sales prices for the Common Stock for the period October 17, 1997 through May 21, 1999

                                        High         Low

       October 17 - December 31, 1997  $6.00        $2.12
       January 1 - March 31, 1998      $2.94        $1.38
       April 1 - June 30, 1998         $1.75        $0.88
       July 1 - September 30, 1998     $1.19        $0.50
       October 1 - December 31, 1998   $0.63        $0.22
       January 1 - March 30, 1999      $0.38        $0.15
       April 1 - May 21, 1999          $0.40        $0.16

     One June 2, 1999 the Common Stock returned to trading on the NASD Electronic Bulleting Board under the symbol "KTNV". The following table sets forth the high and low transaction information for the Common Stock in U.S. currency as reported on the Electronic Bulletin Board since June 2, 1999.


                                        High         Low

       June 2 - June 30, 1999          $0.31        $0.13
       July 1 - September 23, 1999     $0.55        $0.09

     Holders. As of June 30, 1998, there were approximately 1,000 record holders of the Company's Common Stock.

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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Fiscal Year 1999 as Compared to Fiscal Year 1998

     During the fiscal year ended June 30, 1999, the Company had a net loss of $11,479,086 on revenues of $980,966 as compared with a net loss of $830,600 on revenues of $1,825,852 for the fiscal year ended June 30, 1998. The impairment results from a loss on disposal of assets of $9,807,576 in connection with release of liabilities under the Convertible
Debentures, a write-down of $1,262,000 against the remaining oil and gas properties and significantly lower oil and gas sales due to lower oil and gas prices during fiscal year 1999. In fiscal 1998 the Company had a gain from the purchase and sale of a Canadian property.

     Oil and gas sales decreased 68% from 835,684 for the fiscal year ended June 30, 1998 to $266,232 for the fiscal year ended June 30, 1999, reflecting lower oil and gas prices and volume. Oil and gas production costs decreased 65% for the fiscal year ended June 30, 1998, reflecting reduced staffing and maintenance costs.

     Equipment sales for the fiscal year ended June 30, 1999 were $683,708 as compared to $987,811 sales for the fiscal year ended June 30, 1998. Equipment purchase and refurbishing expenses were $602,832 for the fiscal year ended June 30, 1999 as compared to expenses of $660,373 for the comparable period ended June 30, 1998.

     General and administrative costs were $1,498,795 for the fiscal year ended June 30, 1999, an increase of $168,434 or 12.7% more that the $1,330,361 incurred for the fiscal year ended June 30, 1998. A substantial portion of the increase was due to increased penalties with respect to non-registration of the Convertible Debentures. In addition, the Company allocated that portion of its general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the fiscal year ended June 30, 1998 to oil and gas properties. Only a small amount of such costs were allocated during the fiscal year ended June 30, 1999 because the Company had limited such activities during the period.

     The Company recognized an income tax benefit of $1,845,000 for the fiscal year ended June 30, 1999 as compared to recognition of an income tax benefit of $467,678 for the fiscal year ended June 30, 1998. This is directly related to the size of the loss before income taxes during such periods, except that the amount for the period ended June 30, 1999 is limited to the amount of deferred income taxes carried by the Company on its balance sheet as of June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had a working capital deficit of $2,102,941 calculated by subtracting current liabilities of $2,262,696 from current assets of $159,755. Approximately $840,000 of the current liabilities is attributable to advances under the $10 million working capital and development credit facility provided to the Company by Triassic Energy Partners, L.P. ("Triassic"), under which the Company is in default of certain principal and interest repayment obligations, and which is secured by the Company's interest in its Means Field property,
Andrews County, Texas.   In cooperation with Triassic, the Company is
attempting to sell a portion of its interest in the Means Field to third parties to satisfy its current obligations to Triassic. The Company and Triassic continue to discuss other ways in which the obligations may be satisfied and development activities resumed at Means Field.

     During March 1999, the Company closed a transaction with the Holders (the "Holders") of the Company's 7% Convertible Debentures (the "Debentures") to release the Company from any obligations to repay or convert their total outstanding amount of $4.22 million in long-term debt in exchange for the transfer and assignment of the Holder's collateral (well servicing equipment, horizontal drilling equipment and certain oil and gas leases) plus an additional 40% working interest in the Company's Cheneyboro leases in Navarro County, Texas.

     Over the next few months, the Holders will seek buyers for the transferred assets, and the Company will have the right of first refusal to repurchase any of the major assets assigned to the Holders. The assets to be transferred have a book value which exceeds the amount of the outstanding Debentures by approximately $9 million. Upon completion of the transaction, the Company has taken a one-time charge of approximately $9 million relating to the transaction. The Holders will refund to the Company any amount of sales proceeds which exceeds: (i) $4.2 million plus interest from January 1, 1999 at 7% per annum; less (ii) 50% of the proceeds the Holders receive from sale of the 2 million shares of common stock the Holders received in November 1998 in payment of interest and waiver and penalty fees. The market value of any cash or assets returned will be recorded as a gain on sale of assets in the period returned. Any deficiency which may arise from the sale of the assets and shares will be borne by the Holders.

      The Company, with the assistance of its Canadian securities counsel, developed a program for the orderly repayment of trade debt during calendar 1999 through the issuance and sale in Canada of shares of common stock. Approximately 50 creditors accounting for approximately $785,000 of accounts and notes payable participated in the program during the fourth quarter of fiscal year 1999.

     The Company, upon completion of its exchange with the Holders and initiation of the trade payables program, entered into a merger agreement with Crown Partners, L.L.C. Minerals Division. In connection therewith, during August and September, 1999 the Company raised $518,750 cash in a private placement and paid $300,000 of accrued salaries, $200,000 of advances from related parties and $90,000 of accumulated payables through the issuance of shares of Common Stock.

     For fiscal year 2000 the Company intends to further its development activities with the proceeds from private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing. No assurance can be given that the Company will be successful in these efforts.

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

OTHER MATTERS


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

                       COTTON VALLEY RESOURCES CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT

                                JUNE 30, 1999

                      COTTON VALLEY RESOURCES CORPORATION
                              AND SUBSIDIARIES



                                  CONTENTS



                                                                   Page

Independent Auditor's Report                                        24

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                          25

Consolidated Statements of Operations                               26

Consolidated Statement of Changes in Stockholders' Equity      27 - 31

Consolidated Statements of Cash Flows                               32

Notes to Consolidated Financial Statements                     33 - 46

INDEPENDENT AUDITOR'S REPORT




Board of Directors
Cotton Valley Resources Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheet of Cotton Valley Resources Corporation and subsidiaries (a development stage company) as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999 and the period from February 15, 1995 (date of incorporation) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton Valley Resources Corporation and subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 and the period from February 15, 1995 (date of incorporation) to June 30, 1999 in conformity with generally accepted accounting principles.

The carrying value of the Company's oil and gas properties is supported primarily by proved undeveloped reserves.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LANE GORMAN TRUBITT L.L.P.

/s/ LANE GORMAN Trubitt L.L.P.
Dallas, Texas
August 26, 1999

                   COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                            CONSOLIDATED BALANCE SHEET

                                June 30, 1999



                                   ASSETS

Current Assets:
  Cash                                                   $        9,083
  Accounts receivable                                            53,022
  Materials and supplies inventory                               97,650
                                                            -----------
    Total current assets                                        159,755
                                                            -----------

Proved Oil & Gas Properties (full cost method)               10,975,182
  net of accumulated depletion of $298,427

Office Furniture and Equipment
   net of accumulated depreciation of $31,724                   117,245

Other Assets                                                     89,469
                                                            -----------
      Total Assets                                      $    11,341,651
                                                            ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

  Accounts payable                                     $       716,487
  Accrued expenses                                              61,036
  Accrued interest                                              63,516
  Accrued  salaries                                            381,539
  Advances from related parties                                200,000
  Note payable                                                 840,118
                                                            ----------
    Total current liabilities                                2,262,696
                                                            ----------

Stockholders' Equity:

  Preferred stock, no par value, authorized-unlimited,issued,
   one issued-none                                                   -
  Common stock, no par value, authorized-unlimited,
    Issued, 27,173,198 shares                               23,548,537
  Less subscriptions for 857,744 shares                       (214,436)
  Warrants and beneficial conversion feature                   823,695
  Deficit accumulated in development stage                 (15,078,841)
                                                           -----------
    Total stockholders' equity                               9,078,955
                                                           -----------

      Total Liabilities and Stockholders' Equity        $   11,341,651
                                                           ===========

               COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Period From
                                                          February 15, 1995
                               Year Ended June 30,               to
                                1999         1998           June 30, 1999
                               ------      -------        -----------------
REVENUE:
  Oil and gas sales        $   266,232    $  835,684       $      1,374,159
  Equipment sales              683,708       987,811              1,671,519
  Other income                  31,026         2,357                 33,383
                           ----------    ----------       -----------------
    Total revenues             980,966     1,825,852              3,079,061


EXPENSES:
  Oil and gas production       216,234       615,162              1,083,668
  Cost of equipment sold       281,850       542,864                824,714
  Operating expenses           320,982       117,509                438,491
  General and administrative 1,498,795     1,330,361              6,680,716
  Depreciation and depletion   159,329       378,920                580,060
  Other expenses                   971         1,566                  2,537
                            ----------   -----------      -----------------
    Total expenses           2,478,161     2,986,382              9,610,186
                            ----------   -----------      -----------------

LOSS FROM OPERATIONS       (1,497,195)    (1,160,530)            (6,531,125)

OTHER INCOME (EXPENSES):
  Interest and financing
   expense                   (399,289)      (814,845)            (1,450,262)
  Gain (loss) on disposal
   of assets               (9,807,576)       629,660             (9,177,916)
  Provision for inventory
   losses                    (359,664)          -                  (359,664)
  Provision for oil & gas
   property loss           (1,262,000)          -                (1,262,000)
  Interest income                 159         47,437                 56,969
  Other income                  1,479           -                     1,479
                           -----------    ----------        ---------------
    Total other           (11,826,891)      (137,748)           (12,191,394)
                           ----------     -----------       ---------------


LOSS BEFORE INCOME TAXES  (13,324,086)    (1,298,278)           (18,722,519)

INCOME TAX BENEFIT          1,845,000        467,678              3,643,678

NET LOSS              $   (11,479,086) $    (830,600)   $       (15,078,841)
                          ===========     ==========         ==============

NET LOSS PER SHARE    $          (.57) $       (0.05)   $             (1.09)

WEIGHTED AVERAGE SHARES    20,036,818     16,301,723              13,735,266


               COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999


                                                Common Stock
                             Common Stock       Subscribed      Special Shares
                          Shares    Amount     Shares  Amount   Shares  Amount
                         --------  ----------  -------  ------  -------  ------
Issued upon incorporation
  to officers
($.003 per share)        560,001   $    1,401      -       -    2,100,000 $   8
Issued March 10, 1995
 for the acquisition of
 subsequently abandoned
 oil and gas properties
 (621,600 shares issued
 and 310,800 shares
 canceled $.003 per
 share)                  310,800          777      -       -            -     -
Issued March 10, 1995
 for the acquisition
 of oil and gas
 properties ($1.82 per
 share)                3,875,957    7,072,914      -       -            -     -
Issued June 1, 1995
 for cash ($1.00 per
 share)                   10,000       10,000      -       -            -     -
Net loss                    -            -         -       -            -     -
                       ---------    ---------   ------   -----  ---------   ----
BALANCES, June 30,
 1995                  4,756,758    7,085,092      -       -    2,100,000     -

Issued July - December
 1995 in connection
 with notes payable
 ($1.49 per share)       107,258      160,008      -       -            -     -
Repayment and conversion
 to equity of notes payable,
 net of amortized discount  -         (72,000)     -       -            -     -
Issued December 29, 1995
 to officers upon conversion
 of special shares ($.004
 per share)            1,440,000        5,840      -       -    2,100,000    (8)
Issued December 29, 1995
 as advance for stock
 offering costs ($1.49
 per share)               340,000     506,409      -       -           -      -
Issued December 29, 1995
 to officers for services
 ($1.49 per share)        300,000     446,950      -       -           -      -
Sale of shares for cash
 during April - June
 1996 ($1.64 per share) 1,272,500   2,089,872      -       -           -      -
Issued June 14, 1996 upon
 conversion of debentures
 ($1.48 per share)        288,529     426,474      -       -           -      -
Issued June 14, 1996 to
 former Arjon shareholders
 ($.21 per share)         686,551     146,300      -       -           -      -
Share issuance costs         -       (915,785)     -       -           -      -
Net loss                     -           -         -       -           -      -
                        ---------   ----------  ------   -----   ---------  ----
BALANCES, June 30, 1996 9,191,596   9,879,160      -       -           -      -

            COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999

                              WARRANTS         DEFICIT
                                 AND          ACCUMULATED
                              BENEFICIAL     IN DEVELOPMENT
                             CONVERSION         STAGE
                              FEATURES                           TOTAL
                             ---------       --------------   -----------
Issued upon incorporation
  to officers
 ($.003 per share)               -                 -           $     1,409
Issued March 10, 1995
 for the acquisition of
 subsequently abandoned
 oil and gas properties
 (621,600 shares issued
 and 310,800 shares
 canceled $.003 per
 share)                          -                 -                   777
Issued March 10, 1995
 for the acquisition
 of oil and gas
 properties ($1.82 per
 share)                          -                 -            7,072,914
Issued June 1, 1995
 for cash ($1.00 per
 share)                          -                 -               10,000
Net loss                         -             (49,917)           (49,917)
                           -------------    ------------      -------------
BALANCES, June 30, 1995          -             (49,917)         7,035,183

Issued July - December
 1995 in connection
 with notes payable
 ($1.49 per share)               -                 -              160,008
Repayment and conversion
 to equity of notes payable,
 net of amortized discount       -                 -              (72,000)
Issued December 29, 1995
 to officers upon conversion
 of special shares ($.004
 per share)                      -                 -                5,832
Issued December 29, 1995
 as advance for stock
 offering costs ($1.49
 per share)                      -                 -              506,409
Issued December 29, 1995
 to officers for services
 ($1.49 per share)               -                 -              446,950
Sale of shares for cash
 during April - June
 1996 ($1.64 per share)          -                 -            2,089,872
Issued June 14, 1996 upon
 conversion of debentures
 ($1.48 per share)               -                 -              426,474
Issued June 14, 1996 to
 former Arjon shareholders
 ($.21 per share)                -                 -              146,300
Share issuance costs             -                 -             (915,785)
Net loss                         -              (712,360)        (712,360)
                           -------------     ------------    --------------
BALANCES, June 30, 1996          -              (762,277)       9,116,883

           COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999

                                               Common Stock
                             Common Stock       Subscribed      Special Shares
                          Shares    Amount     Shares  Amount   Shares  Amount
                         --------  ----------  -------  ------  -------  ------
Issued August 13, 1996
 for exercise of warrants
 ($1.64 per share)          6,667      10,950     -       -        -       -
Issued in August and
 November 1996 for
 exercise of warrants
 ($.48 per share)         175,001      84,315     -       -        -       -
Sales of shares for cash
 during November 1996
 ($.73 per share)         100,000      73,365     -       -        -       -
Issued primarily in
 December 1996 for services
 ($.78 per share)          86,888      67,432     -       -        -       -
Issued in December 1996 to
 settle liabilities
 ($.73 per share)          53,750      39,238     -       -        -       -
Issued in December 1996 for
 investor relations
 services ($.73 per
 share)                 1,490,000   1,087,700     -       -        -       -
Sale of shares for cash
 on January 7, 1997
 ($.82 per share, less
 commission of $16,400    200,000     147,825     -       -        -       -
Issued during January
 1997 for exercise of
 warrants ($.48 per
 share)                   241,666     116,434     -       -        -       -
Issued February 5, 1997
 for exercise of
 warrants ($2.00 per
 share)                    11,239      22,562     -       -        -       -
Issued February 5, 1997
 for exercise of warrants
 ($1.47 per share)         37,741      55,791
Issued during March 1997
 for exercise of warrants
 ($1.64 per share)         31,667      52,014     -       -        -       -
Sale of shares from
 December 1996 through
 March 1997 for cash,
 including shares
 subscribed but not issued
 ($.75 per share)         375,000     281,250   125,000  93,750    -       -
Sale of shares for cash
 during February - June
 1997 ($1.51 per share)   266,667     402,527     -       -        -       -

       --Continued--

Issuance of shares in May
 1997 for services ($1.84
 per share)               20,400       37,500     -       -        -       -
Cash received in June 1997
 as prepayment for
 subsequent exercise of
 warrants ($2.00 per
 share)                    -             -       52,000 104,000    -       -
Issuance of shares in June
 1997 for conversion of
 notes payable ($1.16 per
 share)                 302,191       349,000     -       -        -       -
Estimated fair value of
 warrants issued for
 services in November
 1996 and as discount on
 note payable in June
 1997                     -              -        -       -        -       -

Net loss                  -              -        -       -        -       -
                      ---------     ---------  ------- -------  ------ -------
BALANCES, June 10,
 1997                12,590,473   $12,707,063  177,000 $197,750    -   $   -

BALANCES, June 30,
 1997                12,590,473    12,707,063  177,000  197,750    -       -


Issuance of shares in
 July for Aspen Energy
 acquisition ($1.87 per
 share)              2,511,287     4,700,000     -        -        -       -
WPM Group private
 placement in August
 1997 ($1.667 per
 share)               272,700        454,500     -        -        -       -
Shares issued in July
 1997 against prior
 subscription
 agreement            177,000        197,750  (177,000) (197,750)  -       -
Shares issued for employee
 in August 1997 ($1.06
 per share)            45,000         47,813     -        -        -       -
Shares issued in September
 1997 for purchase of
 property ($3.70 per
 share)                 9,447         35,000     -        -        -       -

           COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999


                               WARRANTS         DEFICIT
                                 AND          ACCUMULATED
                              BENEFICIAL     IN DEVELOPMENT
                             CONVERSION         STAGE
                              FEATURES                           TOTAL
                             ---------       --------------   -----------
Issued August 13, 1996
 for exercise of warrants
 ($1.64 per share)              -                  -             10,950
Issued in August and
 November 1996 for
 exercise of warrants
 ($.48 per share)               -                  -             84,315
Sales of shares for cash
 during November 1996
 ($.73 per share)               -                  -             73,365
Issued primarily in
 December 1996 for services
 ($.78 per share)               -                  -             67,432
Issued in December 1996 to
 settle liabilities
 ($.73 per share)              -                   -             39,238
Issued in December 1996 for
 investor relations
 services ($.73 per
 share)                        -                   -          1,087,700
Sale of shares for cash
 on January 7, 1997
 ($.82 per share, less
 commission of $16,400         -                   -            147,825
Issued during January
 1997 for exercise of
 warrants ($.48 per
 share)                        -                   -            116,434
Issued February 5, 1997
 for exercise of
 warrants ($2.00 per
 share)                        -                   -             22,562
Issued February 5, 1997
 for exercise of warrant
 ($1.47 per share)             -                   -             55,791
Issued during March 1997
 for exercise of warrants
 ($1.64 per share)             -                   -             52,014
Sale of shares from
 December 1996 through
 March 1997 for cash,
 including shares
 subscribed but not issued
 ($.75 per share)              -                   -            375,000
Sale of shares for cash
 during February - June
 1997 ($1.51 per share)        -                   -            402,527

       --Continued--

Issuance of shares in May
 1997 for services ($1.84
 per share)                    -                   -             37,500
Cash received in June 1997
 as prepayment for
 subsequent exercise of
 warrants ($2.00 per
 share)                        -                   -           104,000
Issuance of shares in June
 1997 for conversion of
 notes payable ($1.16 per
 share)                        -                   -           349,000
Estimated fair value of
 warrants issued for
 services in November
 1996 and as discount on
 note payable in June
 1997                       323,000                -           323,000

Net loss                       -             (2,006,878)    (2,006,878)
                        ------------       --------------  ------------
BALANCES, June 10,
 1997                   $   323,000          (2,769,155)   $10,458,658

BALANCES, June 30,
 1997                       323,000          (2,769,155)    10,458,658


Issuance of shares in
 July for Aspen Energy
 acquisition ($1.87 per
 share)                       -                   -          4,700,000
WPM Group private
 placement in August
 1997 ($1.667 per
 share)                       -                   -            454,500
Shares issued in July
 1997 against prior
 subscription agreement       -                   -               -
Shares issued for employee
 in August 1997 ($1.06
 per share)                   -                   -             47,813
Shares issued in September
 1997 for purchase of
 property ($3.70 per
 share)                       -                   -             35,000

           COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999

                                               Common Stock
                             Common Stock       Subscribed      Special Shares
                          Shares    Amount     Shares  Amount   Shares  Amount
                         --------  ----------  -------  ------  -------  ------
Warrants issued in connection
 with $125,000 note placement
 in September 1997           -         -           -       -       -        -
Warrants exercised July-
 October 1997 ($1.85
 per share)              1,610,674  3,017,812      -       -       -        -
Exercised of warrants in
 December 1997 ($1.22
 per share)                 66,667     81,419      -       -       -        -
Discount for beneficial
 conversion feature of
 $4,320,000 of convertible
 debentures issued in
 December, 1998               -         -          -        -      -        -
Issuance of shares in
 February 1998 for
 conversion of convertible
 note                       60,000    100,000      -        -      -        -
Cancellation of shares in
 March 1998 for debt
 in Aspen acquisition     (269,970)  (425,000)     -        -      -        -
Issuance of shares for
 services in May 1998
 ($1.1875 per share)       150,000    178,125      -        -      -        -
Issuance of shares for
 property option ($.50
 per share)                 50,000     25,000      -        -      -        -

Net loss                      -          -         -        -      -        -
                          ---------   --------   ------   -----  -----   -----
BALANCES, June 30,
  1998                  17,273,278  21,119,482     -        -      -        -

-- Continued--

           COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999


                               WARRANTS         DEFICIT
                                 AND          ACCUMULATED
                              BENEFICIAL     IN DEVELOPMENT
                             CONVERSION         STAGE
                              FEATURES                           TOTAL
                             ---------       --------------   -----------
Warrants issued in connection
 with $125,000 note placement
 in September 1997              21,533              -            21,533
Warrants exercised July-
 October 1997 ($1.85
 per share)                       -                 -          3,017,812
Exercised of warrants in
 December 1997 ($1.22
 per share)                       -                 -             81,419
Discount for beneficial
 conversion feature of
 $4,320,000 of convertible
 debentures issued in
 December, 1998               479,162               -            479,162
Issuance of shares in
 February 1998 for
 conversion of convertible
 note                            -                  -            100,000
Cancellation of shares in
 March 1998 for debt
 in Aspen acquisition            -                  -           (425,000)
Issuance of shares for
 services in May 1998
 ($1.1875 per share)             -                  -            178,125
Issuance of shares for
 property option ($.50
 per share)                      -                  -             25,000

Net loss                         -              (830,600)       (830,600)
                          -------------       -------------   -------------
BALANCES, June 30,
  1998                        823,695          (3,599,755)    18,343,422

-- Continued--

           COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999

                                               Common Stock
                             Common Stock       Subscribed      Special Shares
                          Shares    Amount     Shares  Amount   Shares  Amount
                         --------  ----------  -------  ------  -------  ------
Issuance of shares in
 September and November
 1998 for services
 ($.50 per share)         132,889     66,445      -        -       -        -
Issuance of shares in
 September 1998 for
 services ($.25 per
 share)                    30,000      7,500      -        -       -        -
Conversion of debenture
 in September 1998
 ($.2334 per share)       428,366    100,000      -        -       -        -
Issuance of shares in
 October 1998 to
 debenture holders in
 payment of interest
 penalty and waiver
 fees ($.2479 per
 share)                 1,994,840    494,555      -        -       -        -
Issuance of shares in
 November 1998 for services
 ($.25 per share)         130,000     32,500      -        -       -        -
Issuance of shares in
 November for services
 ($.25 per share)         140,000     35,000      -        -       -        -
Issuance of shares in
 December 1998 for
 compensation ($.25 per
 share)                   205,000     51,250      -        -       -        -
Issuance of shares in
 January 1999 for services
 ($.15/$.25 per share)    650,000    112,500      -        -       -        -
Issuance of shares in
 March 1999 for service
 ($.75/$.25 per share)    120,000     80,000      -        -       -        -
Issuance of shares and
 warrants in private
 offering which closed
 March 1999 ($.21875
 per share)             1,628,825    356,305      -        -       -        -
Issuance of shares in
 June 1999 in connection
 with sale of Sears Ranch
 Property ($.25 per
 share)                   100,000     25,000      -        -       -        -
Issuance of shares in June
 1999 for services
 $.20 per share)          340,000     68,000      -        -       -        -
Issuance of shares in June
 1999 for notes and
 accounts payable ($.25
 per share)             4,000,000  1,000,000      -        -       -        -
Common stock subscriptions
 receivable ($.25 per
 share)                      -          -      857,744 (214,436)   -        -

Net loss                     -          -         -        -       -        -
                        ---------  ----------  -------  -------- ------  -----
BALANCES, June 30,
  1999                 27,173,198 $23,548,537  857,744$(214,436)   -        -
                       ==========  ==========  ======= =========  =====  =====

           COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 15, 1995 TO JUNE 30, 1999


                               WARRANTS         DEFICIT
                                 AND          ACCUMULATED
                              BENEFICIAL     IN DEVELOPMENT
                             CONVERSION         STAGE
                              FEATURES                           TOTAL
                             ---------       --------------   -----------
Issuance of shares in
 September and November
 1998 for services
 ($.50 per share)                -                -              66,445
Issuance of shares in
 September 1998 for
 services ($.25 per
 share)                          -                -               7,500
Conversion of debenture
 in September 1998
 ($.2334 per share)              -                -             100,000
Issuance of shares in
 October 1998 to
 debenture holders in
 payment of interest
 penalty and waiver
 fees ($.2479 per share)         -                -             494,555
Issuance of shares in
 November 1998 for services
 ($.25 per share)                -                -              32,500
Issuance of shares in
 November 1998 for services
 ($.25 per share)                -                -              35,000
Issuance of shares in
 December 1998 for
 compensation ($.25 per
 share)                          -                -              51,250
Issuance of shares in
 January 1999 for services
 ($.15/$.25 per share)           -                -             112,500
Issuance of shares in
 March 1999 for service
 ($.75/$.25 per share)           -                -              80,000
Issuance of shares and
 warrants in private
 offering which closed
 March 1999 ($.21875
 per share)                      -                -             356,305
Issuance of shares in
 June 1999 in connection
 with sale of Sears Ranch
 Property ($.25 per
 share)                          -                -              25,000
Issuance of shares in June
 1999 for services
 $.20 per share)                 -                -              68,000
Issuance of shares in June
 1999 for notes and
 accounts payable ($.25
 per share)                      -                -           1,000,000
Common stock subscriptions
 receivable ($.25 per
 share)                          -                -            (214,436)

Net loss                         -         (11,479,086)     (11,479,086)
                          -------------   --------------  ---------------
BALANCES, June 30,
  1999                     $  823,695    $ (15,078,841)   $   9,078,955
                          =============   ==============  ===============

              COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Period From
                                    Year Ended June 30,     02/15/95  to
                                   1999         1998           06/30/99
                                __________    __________    ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                     $(11,479,086)  $ (830,600)   $ (15,078,841)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:

    Deferred income tax
     benefit                     (1,845,000)    (467,678)      (3,643,678)
    Depreciation and depletion      159,329      378,920          580,060
    Amortization                    143,041      633,632          864,673
    Common stock and warrants
     issued for services
     and other expenses             947,750       69,346        2,857,859
    Loss on disposal of assets    9,807,576         -           9,807,576
    Provision for inventory losses  359,664         -             359,664
    Provision for oil & gas
     property loss                1,262,000         -           1,262,000
    Change in accounts receivable
     and prepaid expenses           562,487     (341,430)         110,260
    Change in accounts payable
     and accrued liabilities        136,335      878,770        1,708,142
    Change in materials and
     supplies inventory             434,045     (891,359)        (457,314)
    Other                           (55,785)     (33,685)         (81,438)
                                 -----------    ----------     ------------
      Net cash provided by
       (used in) operating
        activities                  432,356     (604,084)      (1,711,037)




CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from disposal of assets   12,500         -             12,500
  Additions to oil and gas
   properties                    (1,152,384)  (6,600,175)     (9,441,939)
  Acquisition of office
   furniture and equipment          (31,883)     (61,673)       (149,018)
                                ------------   -----------    ------------
      Net cash used by
       investing activities      (1,171,767)  (6,661,848)     (9,578,457)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock and
   exercise of warrants             381,305    3,553,731       7,479,691
  Issuance of convertible
   debentures                          -       4,320,000       4,746,474
  Issuance of note payable
   subsequently converted into
    convertible debentures             -            -            146,300
  Payment of liability related
    to oil and gas property            -            -           (500,000)
  Costs related to sale of stock
    and issuance of notes payable (247,102)     (557,528)     (1,214,006)
  Issuance of note payable         451,518       513,600       1,794,118
  Repayment of notes payable
   and long-term debt                 -       (1,104,000)     (1,354,000)
  Advances from (repayments to)
   related parties                  77,011       (16,721)        200,000
                               -----------    -----------     -----------
      Net cash provided by
       financing activities        662,732     6,709,082      11,298,577
                               -----------    -----------     -----------



NET INCREASE (DECREASE) IN CASH    (76,679)     (556,850)          9,083


CASH - Beginning of period          85,762       642,612            -

CASH - End of period          $      9,083    $   85,762     $     9,083
                              ------------    ----------     ------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest           315,215    $  169,973     $   560,257
  Conversion of debt and
   other liabilities to
   common stock                    100,000       100,000       1,014,712
  Liabilities incurred in
   acquisition of oil and
   gas properties                     -          300,000       1,386,049
  Retirement of debenture
   upon merger with Arjon             -             -            146,300
  Oil and gas property option
   acquired with payable              -             -            230,000
  Oil and gas properties acquired
   with common stock                  -        4,335,000      11,407,914
  Issuance of common stock for
   stock offering costs               -             -            506,409
  Transfer of account payable
   and related property option        -             -            230,000
  Prepaid expenses acquired with
   common stock                       -          178,125         178,125
  Beneficial conversion feature
   on convertible debentures          -          479,162         479,162
  Extinguishment of convertible
   debentures                    4,220,000          -          4,220,000
  Issuance of common stock
   for notes and accounts payable
    net of subscriptions
     receivable of $214,436        785,564            -          785,564


              COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to CV Energy, CV Operating, CVEI, Aspen and CV Means, the Company organized Mustang Well Servicing Company, a Nevada corporation ("Mustang Well Servicing"), Mustang Oilfield Equipment Company, a Nevada corporation ("Mustang Equipment"), and Mustang Horizontal Services, Inc., a Nevada corporation ("Mustang Horizontal") (collectively, the "Mustang Service Companies"). All of the Company's subsidiaries are wholly owned by the Company, except for CV Means which is a wholly-owned subsidiary of Aspen.

The Company is in the development stage and has not had material revenues from operations through June 30, 1999. Although it commenced sales, the Company incurred losses due to its efforts to raise capital for its development. The Company's planned principal business activity is to acquire, explore, and develop oil and gas properties, including trading in used oil field equipment.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated.  Such unproved properties are assessed periodically and a provision for impairment is made to the full-cost amortization base when appropriate.  Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on
the amortization rate. See Note 9.   Abandonment's of properties are
accounted for as adjustments to capitalized costs with no loss recognized. Oil and gas drilling and workover equipment used primarily on the Company's properties are included in the full cost pool.

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

Accounting Pronouncements
In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative
Instruments and Hedging Activities (" SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not anticipate a material impact to its consolidated financial statements upon adoption of this standard.

3.     OIL AND GAS PROPERTIES

Cheneyboro Field
The Company acquired approximately 5,000 net acres of oil and gas leases in the Cheneyboro Field of Navarro County, Texas during fiscal years 1995 and 1996. The Company issued 3,252,533 common shares, granted 406,567 Class A warrants (see Note 5), and paid $500,000 in cash and a promissory note of $586,049 as consideration. The stock was recorded at $5,935,281, based on the estimated fair value of the properties. The Company determined fair value by reference to an independent engineering firm's reserve report. Since inception, the Company has invested approximately $9,512,000 on this property, including the aforementioned acquisition costs. Effective March 26, 1999 the Company, in connection with the cancellation of its obligation to repay or convert its 7% Convertible Debentures, assigned to the nominee of the holders of the Convertible Debentures, Palisades Asset Holding Company, LLC ("Palisades") an 80% working interest in approximately 4,000 acres of remaining leases.

Alden Properties, Caddo County, OklahomaIn fiscal year 1997, the Company acquired an interest in the Alden properties for $390,000. In fiscal year 1998, the Company acquired additional interests in the Alden properties for cash and common stock. In March 1999, in connection with the cancellation of convertible debenture indebtedness, the Company assigned its interest in Alden properties to Palisades.

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

Well Servicing and Drilling Equipment
During fiscal year 1998, the Company purchased $2,756,296 of well servicing and horizontal drilling equipment. Most of this equipment was "tooled out" and put into service during January, February and March 1998, and has for the remainder of fiscal year 1998 worked only on development of the Company's properties. All the costs associated with purchase, tooling out and operations have been capitalized in the full cost pool. Subsequent to June 30, 1998 some of the equipment has been rented to third parties and the proceeds therefore have been treated as a credit to the full cost pool. In March 1999, in connection with the cancellation of convertible debenture indebtedness, the Company assigned virtually all of its well servicing and drilling equipment to Palisades.

4.     NOTES PAYABLE AND LONG-TERM DEBT

The Company had a $579,000 convertible 9% note payable at June 30, 1997 to a company that provided investor relations services to the Company and owns stock in the Company. Warrants to purchase 161,351 shares at $2.08 through April 30, 2002 were also granted in connection with this transaction. The estimated fair value of the warrants at the time of grant of $124,000 was accounted for as a discount to the note. During February 1998, $100,000 of the note was converted into 60,000 shares of common stock and the remaining principal and accrued interest was paid.

The Company had a 12% promissory note payable totaling $200,000 at June 30, 1997, for the unpaid purchase price of the Cheneyboro oil and gas properties (see Note 3). The note was paid in November 1997.

Sale of Convertible Debentures
On December 30, 1997, the Company completed the private placement of the $4,320,000 Convertible Debentures to a group of nine institutional investment firms. Approximately $1 million of the cash proceeds and $220,000 of Convertible Debentures were used to purchase equipment. The remaining funds have been used for the acquisition and development of oil and gas properties, purchase of oil field equipment and working capital.

The Convertible Debentures were due December 31, 2001 and were secured by equipment and other assets of the Company. Interest was payable annually at 7%. The Convertible Debentures were convertible into shares of the Company's Common Stock and Debenture Warrants, subject to adjustment upon certain events. Under the terms of the Convertible Debentures, the Company was obligated to obtain on or before May 30, 1998 an effective registration statement covering the shares of Common Stock to be issued upon conversion of the Convertible Debentures and exercise of the Debenture Warrants. The Company was not successful in obtaining the effectiveness of the registration statement which was an event of default under the Convertible Debentures.

A beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to stockholders' equity. The estimated fair value of $479,162 has been recorded as a discount to the note and was amortized from the issue date to the date the debenture was scheduled to become convertible.

During October 1998, the Company and each Convertible Debentureholder agreed to certain amendments to the Convertible Debentures and related documents, including a waiver of the event of default. As consideration for the waiver, the Company issued a total of 400,000 shares on a pro rata basis to each Convertible Debentureholder. Additionally, the Company issued and delivered to the Convertible Debentureholders approximately
1.6 million shares of common stock in lieu of accrued interest and penalties of approximately 400,000 on the Convertible Debentures for December 30, 1997 through December 31, 1998.

On March 26, 1999 the Company assigned to the holders (the "Holders") of its then outstanding $4.22 million of Convertible Debentures, assets
(the "Transferred Assets") having a book value of approximately $11 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets (well servicing equipment, horizontal drilling equipment, certain oil and gas leases plus an additional 40% working interest in the Company's Cheneyboro leases in Navarro County, Texas) and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of certain shares of common stock) from the sale of the Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of approximately $9,808,000. The Company is unable to quantify the amount of the contingent receivable.

Means Credit Facility
On June 12, 1998, CV Means entered into a credit agreement with Triassic Energy Partners, L.P. ("Triassic"), an affiliate of Cambrian Capital Corporation whereby CV Means could borrow up to $10,000,000 on a multiple-advance, non-revolving basis (the "Means Credit Facility"). Repayment of amounts advanced under the Means Credit Facility is guaranteed by the Company and all its subsidiaries.

Under the Means Credit Facility, up to $1,000,000 may be advanced for new project development working capital purposes. The remaining $9,000,000 may be advanced for the development of the Company's Means (Queen Sand)
Unit in Andrews County, Texas (the "Means Unit"). As of June 30, 1999, the Company had drawn down $451,518 for working capital and $388,600 for Means Unit property development purposes. A $10 million promissory note dated June 12, 1998 with interest payable monthly at the prime rate of Citibank N.A., New York, New York plus 2% was issued to Triassic by CV Means in accordance with the terms of the Means Credit Facility. Until the maturity date, May 31, 2002, the Company will deliver to Triassic each month a percentage of the revenues from the Means Unit to be applied to accrued interest and payment of principal of the note. On the maturity date, the accrued interest and outstanding principal balance of the note is due and payable. As security for the Means Credit Facility, CV Means granted a security interest in substantially all the assets of CV Means, including the Means Unit and all income generated thereby. As further security for the Means Credit Facility, Aspen, the sole shareholder of CV Means, pledged all the outstanding shares of CV Means to Triassic.

As further consideration for the Means Credit Facility, CV Means assigned a net profits overriding royalty interest in the Means Unit to Cambrian Capital Partners, L.P. ("Cambrian") and also entered into a crude oil commodities swap agreement with Triassic. The Company also issued a Unit Purchase Option to Cambrian which allows Cambrian to purchase up to 100,000 units of the Company for $1.75 per unit. Each unit consists of
1.085 shares of the Company's Common Stock and one warrant, which grants to the warrantholder the right to purchase two shares of Common Stock at an exercise price of $2.02 per share. All shares issuable under this Unit Purchase Option are subject to a registration rights agreement that requires the Company to register such shares under certain circumstances

At June 30, 1999, the Company was in default under the terms of the Means Credit Facility. As a result, Triassic has terminated its obligation to make loans under the Means Credit Facility and has demanded payment of the note payable and accrued interest at the default rate of 11.75%. Accordingly, the entire amount of the note payable, $840,118, has been included in current liabilities.

5.     STOCKHOLDERS' EQUITY

The Company has an unlimited number of preferred shares authorized, which may be issued in series and include such rights and preferences as authorized by the board of directors. The board of directors has authorized the issuance of up to 2,000,000 shares of 8% Cumulative Convertible Preferred Stock. No such shares have been issued as of June 30, 1999.
If the shares were to be issued, holders of the Preferred Stock would be entitled to two votes per share on all matters submitted to a vote of the Company's shareholders.

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

In connection with the acquisition of oil and gas properties, including a property abandoned following its acquisition, the Company granted
518,345 Class A warrants. In connection with the issuance of notes payable and debentures, the Company granted 112,390 Class A warrants. The Company also issued 636,250 Class A warrants in conjunction with a private placement of common shares. Each Class A warrant is a right to purchase one common share for $2.00 until December 31, 1997, which was extended to June 30, 1998. During fiscal year 1998 all Class A warrants, except for
approximately 32,000, had been exercised.   The remaining 32,000 Class
A Warrants expired on June 30, 1998.

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

In November 1996, the Company entered into an agreement to obtain certain investor relations services. The other party was granted
1,490,000 shares of the Company's common stock as non-forfeitable compensation. The stock was recorded at $1,087,700, based on the Company's stock price at the date of the agreement. The other party was required to acquire 500,000 units, with each unit consisting of one share of the Company's common stock and a warrant to purchase one share for $0.80 through November 2001, for $375,000. As of June 30, 1997, the Company had received payment for the units, but 140,000 of the shares remained unissued. This has been recorded as common stock subscribed in the June 30, 1997 financial statement. The shares were issued in October 1997. None of the warrants had been exercised as of June 30, 1999 The estimated fair value of the warrants at the time of grant of $199,000 was recorded in fiscal year 1997 as general and administrative expense.

During the year ended June 30, 1999, the Company initiated a private placement of its common stock, with warrants attached. The Company sold 1,628,825 shares and 1,628,825 warrants exercisable for $0.22 per share until March 31, 2002 for net proceeds of $356,305.

In fiscal year 1999, additional options and warrants were granted as set forth below. None of these options or warrants had been exercised as of June 30, 1999.

__ Warrants to acquire 1,628,825 shares for $.22 per share through March 31, 2002 were granted in connection with a private placement.
__ Option to acquire 150,000 shares for $.25 per share through December 31, 2001 were granted to certain non-employee directors.

In fiscal year 1998, additional warrants were granted as set forth below. None of these warrants had been exercised as of June 30, 1999.

__ Warrants to acquire 160,000 shares for $3.50 per share through December 31, 2000 were granted in connection with an acquisition;
__ Warrants to acquire 260,000 shares for $1.75 per share through July 8, 2000 were granted as compensation for assisting in exercise of the Company's Class A Warrants outstanding;
__ Warrants to acquire 355,200 shares for $2.08 per share through April 3, 2002 were issued in connection with a private placement;

The following table summarizes the option and warrant activity for the years ended June 30, 1999 and 1998:


                         June 30, 1999                 June 30, 1998
                     ---------------------         ---------------------
                                  Weighted                     Weighted
                                  Average                      Average
                     Number       Exercise         Number      Exercise
                     of Shares    Price            of Shares   Price
                     ---------    ---------        ---------   --------
Outstanding,
 beginning of year   3,908,975         1.87        4,248,114     $ 1.83
Granted to:
 Employees, officers
 and directors         150,000          .25          674,000       1.65
Others               1,628,825          .22          775,200       2.33
Expired/canceled      (124,000)        2.60         (177,665)      1.75
Exercised                 -             -         (1,610,674)      1.87
                     ---------    ----------      -----------  --------
 Outstanding, end
   of year           5,563,800         1.10        3,908,975       1.87


All outstanding warrants and options, except for 125,000 options, were exercisable at June 30, 1999 If not previously exercised, warrants and options outstanding at June 30, 1999 will expire as follows:

                                                        Weighted
                                                        Average
                                         Number         Exercise
       Year Ending June 30,             of Shares       Price
       -------------------             ----------       --------
              2000                      566,666         $    .76
              2001                      890,000             1.95
              2002                    3,507,134              .84
              2003                      600,000             1.65
                                      ----------
Total                                 5,563,800


Presented below is a comparison of the weighted average exercise prices and market price of the Company's common stock on the measurement date for all warrants and stock options granted during fiscal years 1999 and 1998:


                          1999                              1998
                  ____________________________   __________________________
                  Number      Exercise  Market   Number    Exercise  Market
                  of Shares     Price    Price   of Shares   Price   Price
                 ----------   -------   ------   --------- -------   ------

Fair value equal
  to exercise
   price          1,778,825   $   .22   $  .22     934,000  $ 1.69   $ 1.69
Fair value greater
  than exercise
   price               -      $    -    $    -        -     $  -     $  -
Exercise price greater
    than fair value    -      $    -    $    -     515,200  $ 2.52   $ 2.10

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

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost has not been recognized for grants of options and warrants to employees and directors unless the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option or warrant holder.



                                              Year Ended June 30,

                                            1999             1998
Net loss applicable to common stockholders:
    As reported                          (11,479,086)    $   (830,600)
    Pro forma                            (11,499,526)    $ (1,337,440)
Net loss per common share:
    As reported                                 (.57)    $       (.05)
    Pro forma                                   (.57)    $       (.08)

The fair value of each non employee option granted in 1999 and each employee option and warrant granted in 1998 was estimated on the date of grant using the Black-
Scholes option-pricing model with the following weighted average assumptions:


                                               Year ended June 30,
                                      ---------------------------------
                                            1999               1998
                                      -------------       -------------

     Expected volatility                     99%                87%
     Risk-free interest rate                5.5%               5.5%
     Expected dividends                      -                  -
     Expected terms (in years)              5.0                5.0

6.     RELATED PARTY TRANSACTIONS

During the period from February 15, 1995 to June 30, 1996, the Company paid management fees in lieu of salaries to two corporations controlled by senior officers of the Company, aggregating $210,000. In addition, the Company has received advances from these two companies and officers, net of repayments, totaling $200,000. The advances are unsecured, without interest and are due on demand. See Note 5 for other transactions with related parties.

7.     INCOME TAXES

The Company's deferred tax assets (liabilities) consist of the following:

                                                          JUNE 30,
                                                      ------------------
                                                  1999             1998
                                                -----------   ------------
Deferred tax liabilities:
   Difference in bases of oil and gas
    properties acquired                         $(1,598,000)  $(3,643,000)
   Costs capitalized for books and deducted
    for tax                                        (759,000)     (397,000)
                                                ------------  ------------
           Total deferred tax liabilities        (2,357,000)   (4,040,000)
                                                ------------  ------------
Deferred tax asset (net operating loss
     carryforwards)                               5,204,000     2,195,000
Less valuation allowance                         (2,847,000)         -
                                                ------------  ------------
           Net deferred tax liability           $      -      $ (1,845,000)
                                                ============  ============

The difference from the expected income tax benefit for the year ended June 30, 1999 at the statutory federal tax rate of 34% and the actual income tax benefit is primarily the result of deferred tax assets which more likely than not, will not be realized. The difference from the expected income tax benefit for the year ended June 30, 1998 at the statutory federal tax rate of 34% and the actual income tax benefit is primarily the result of payroll tax penalties and entertainment expenses, which are not deductible for income tax purposes.

At June 30, 1999, the Company has available net operating loss carryforwards of approximately $15,304,000 to reduce future taxable income. These carryforwards expire from 2001 to 2019.

8.     CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with banks primarily in Dallas, Texas. The term of these deposits are on demand to minimize risk. The Company has not experienced any losses related to these cash deposits and believes it is not exposed to any significant credit risk.

Accounts receivable consist of uncollateralized receivables from domestic and international customers primarily in the oil and gas industry. To minimize risk associated with international transactions, all sales are denominated in U.S. currency. The Company routinely assesses the financial strength of it customers. The Company consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Fair value of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

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

10.     COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space that requires monthly payments aggregating $89,160, $90,050, $95,392, and $83,210 for fiscal years ending June 30,
2000, 2001,2002 and 2003, respectively. Rent expense for fiscal 1999 and 1998 for office space was approximately $89,000 and $54,000, respectively.

The Company also leases equipment. Rent expense for equipment for fiscal 1999 and 1998 was approximately $2,000 and $52,000, respectively. There are no future commitments for equipment leases.

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

Litigation
The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The Company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the financial position or results of operations of the Company.

Liquidity and Capital Resources
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. Further, at June 30, 1999, current liabilities exceed current assets by $2,102,941. During 1999, Triassic demanded immediate payment of the outstanding principal balance of $840,118, plus accrued interest on a note payable because Triassic claims that the Company violated certain provisions of the loan agreement.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Successful development of the Company's oil and gas properties and, ultimately, the attainment of profitable operations is dependent upon future events, including adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure. Management believes that the Company's future success will be achieved by the development of its oil and gas properties. While management believes the Company is well positioned for future profitability, there can be no assurance of future success. Management is aware of the need for additional cash resources to be obtained for the continuance of operations and anticipates such financial resources will primarily come from placements of the Company's stock and revenues generated from its oil and gas properties. Management believes that the cash provided by operations and financing activities will be sufficient for its needs and provide the opportunity for the Company to continue as a going concern.

On June 17, 1999, the Company and an unrelated company Crown Partners LLC signed a letter of intent. Crown Partners LLC was acquired by East Wood Equity Ventures, Inc. This transaction, which is subject to the completion of a definitive agreement will result in East Wood Equity Ventures, Inc. merging with and into Cotton Valley Resources Corporation or one of its subsidiaries. In order to consummate this merger, it is the intent of the parties to secure investments of $7,500,000, but not less than $1,300,000 to retire all or a portion of the existing debt of the parties.

The Company, with the assistance of its Canadian securities counsel, has developed a program for the orderly repayment of trade debt during calendar 1999 through the issuance and sale in Canada of shares of common stock. Creditors accounting for approximately $786,000 of accounts and notes payable have agreed to participate in the program.

Year 2000
The Company presently believes that year 2000 issues will not pose significant operational problems for the Company directly or as a result of any year 2000 issues of suppliers or customers.

11.  EMPLOYEE BENEFIT PLAN

The Company sponsored a defined contribution 401(k) Plan prior to its termination, effective August 20, 1998, to which both the Company and eligible employees may contribute. Company contributions are voluntary and at the discretion of the board of directors. There were no Company contributions for the periods presented.

12.     SUPPLEMENTAL INFORMATION (UNAUDITED)

Costs incurred by the Company with respect to its oil and gas producing activities are set forth below.


                                              FOR THE PERIODS ENDED
                                                      JUNE 30,
                                              ---------------------
                                            1999              1998

Exploration activities                  $    26,500      $    85,000
Proved property acquisition cost             81,874        8,093,083
Development costs                           677,501        1,012,012
Drilling & well service equipment
   acquisition cost                            -           2,756,296
Drilling & well service equipment
   tooling out cost                            -             441,581
                                       -------------     ------------
            Total                      $    785,875      $12,387,972

13.     OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

The following table sets forth proved oil and gas reserves at June 30, 1999, 1998, 1997, 1996 and 1995 together with changes therein:


                                   OIL AND                  NATURAL
                                 CONDENSATE                  GAS
                                   (BBLS)                   (MCF)
                                ---------------       ----------------
Balance at February 15, 1995                 -                      -
Purchase of minerals in place        4,294,000             12,882,000
                                 -------------            -----------
Balance at June 30, 1995 and 1996    4,294,000             12,882,000
                                 -------------            -----------
       Purchase of minerals in place   523,000              5,222,000
       Production                      (12,000)               (34,200)
       Revision of prior estimates     (19,000)                (8,000)
                                  ------------             -----------
Balance at June 30, 1997             4,786,000             18,062,000
                                  ------------             -----------
Purchase of minerals in place        1,560,000                468,000
Production                             (28,000)              (181,000)
Revision of prior estimates           (548,000)            (5,588,000)
                                  ------------             -----------
Balance at June 30, 1998             5,770,000             12,761,000
                                  ------------             -----------
        Purchase of minerals in place        -                      -
        Production                     (12,000)              (106,000)
        Sales/disposal of minerals in
         place                        (506,000)            (4,629,000)
        Revision of prior estimates (2,124,000)            (8,026,000)
                                  ------------             -----------
Balance at June 30, 1999             3,128,000                      -
                                  ============             ===========
Proved developed reserves at June 30:


        1996                            93,000                 280,000
                                  ============             ===========
        1997                           423,000               1,787,000
                                  ============             ===========
        1998                           355,000                 998,000
                                  ============             ===========
        1999                            36,000                       -
                                  ============             ===========

The standardized measure of discounted future net cash flows at June 30, 1999, 1998 and 1997 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process described above are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Standardized measure of discounted future net cash flows relating to proved reserves:

                                             AT JUNE 30,
                               ----------------------------------------
                                   1999            1998           1997
                               -------------    ------------  -------------
Future cash inflows            $  53,178,000    $101,128,000  $ 129,610,000
Future production costs          (17,657,000)    (19,923,000)   (18,826,000)
Future development costs         (11,260,000)    (26,064,000)   (13,915,000)
                               -------------    ------------- -------------
Future net cash flows, before
   income tax                     24,261,000      55,141,000     96,869,000
Future income tax expenses        (7,278,000)    (16,542,000    (31,526,000)
                               -------------    ------------  -------------
Future net cash flows             16,983,000      38,599,000     65,343,000
10% discount to reflect
  timing of net cash flows        (5,661,000)    (12,866,000)   (22,543,000)
                               -------------    ------------- -------------
Standardized measure of
  discounted future
      net cash flows           $  11,322,000    $ 25,733,000   $ 42,800,000
                               =============   ============== =============

Changes in standardized measure of discounted future net cash flows relating to proved reserves:


                                       FOR THE PERIOD ENDED JUNE 30,
                                1999               1998           1997
                             --------------   -------------  -------------
Standardized measure,
  beginning of period        $ 25,733,000     $ 42,800,000   $  40,444,000
Net change in sales price,
  net of production costs      (2,007,000)     (17,591,000)     (5,288,000)
Accretion of discount          (7,205,000)     ( 9,677,000)      4,044,000
Purchases of reserves in-place          -          432,000       6,687,000
Production                       (118,000)        (221,000)        (21,000)
Change in timing of production
  and other                             -                -      (2,581,000)
Net changes in income taxes    (5,081,000)       9,990,000        (485,000)
Standardized measure, end of
  period                    $  11,322,000     $ 25,733,000   $  42,800,000

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

     The following is a list of the names and ages of each of the Company's directors and executive officers:

Name                     Age    Position
Jack E. Wheeler          50     Chairman of the Board,
                                President, Chief Executive Officer and Director
Bruce J. Scambler        42     Senior Vice-President, Chief financial Officer
Ron Mercer               52     Vice-President, Operations and Acquisitions
Sam Hammons              46     Vice-President, General Counsel
James E. Hogue           63     Director, Acting Chief Executive Officer
Wayne T. Egan(1)         34     Director
Anne L. Holland          58     Director
(1)  Member, Audit Committee, Compensation Committee


     Jack E. Wheeler was elected a director, Chairman of the Board, President, Chief Executive Officer in September 1999. A founding partner of Crown Partners L.L.C. Minerals Division (the predecessor to East Wood), Mr. Wheeler has more than 25 years experience managing oil and gas property acquisition, exploration and development. He is a former vice-president of business development and assistant general counsel of Sonat Exploration Company where he was responsible for the acquisition of over $1.6 billion of oil and gas property acquisitions. As a vice president of the St. Paul Companies, Mr. Wheeler had primary responsibility of developing, overseeing and later divesting St. Paul's $70 million oil and gas investment portfolio. Mr. Wheeler received bachelor's degrees from Lon Morris College and Texas A&M University, a Master's degree from the University of Colorado and Juris Doctorate from the University of Houston. He served with the Fifth Special Forces in Vietnam. Twice nominated for the Congressional Medal of Honor, Mr. Wheeler was awarded the Silver Star, Purple Heart, Vietnamese Cross of Gallantry, Soldiers Medal, Bronze Star for Valor, Army Commendation
Medal for Valor, the Air Medal and the Combat Infantryman's Badge.

     Bruce J. Scambler was elected Senior Vice-President and Chief Financial Officer in September 1999. He has over 20 years experience in financial management of public companies in the US and UK. As the finance and business planning manager of OGE Energy Corp, Mr. Scambler coordinated development of a strategic program in 1995 which achieved the #1 ranking in the US for least and highest value provider for one of OGE's coal fired electric generation plants. He has also served as business information manager with the UK's national Grid Company, as financial controller of the Consumers
Association and finance director of High Advantage PLC. After early training with KPMG London, Mr. Scambler held the positions of finance manager of Kingsway Ventures Ltd. and financial controller of Ecico International Group. A certified public accountant, Mr. Scambler is a Fellow of the Chartered Institute of Management Accountants.

     Ron Mercer was elected Vice President for Operations and Acquisitions in September 1999. With more than 28 years oil and gas operations experience, Mr. Mercer has most recently been responsible for the formation and day-to-day operations of Mercer Oil and Gas Co. and Armer L.L.C. He also founded Oklahoma Oil and Gas Management, Inc., which operated over 300 wells. Mr. Mercer has served as contract property manager for The Ram Group and vice president for property management for Continental Illinois Bank. He was also vice president for contract drilling and drilling manager for Santa Fe Minerals, and one of its acquisitions, Andover Oil Company. Mr. Mercer holds a Bachelor of Science degree in petroleum engineering from Texas Tech University and is a registered professional engineer in Texas and Oklahoma.

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

     Sam Hammons was elected Vice President and General Counsel in September 1999. He has served two Oklahoma Governors as an administrative assistant, the assistant for energy and natural resources, director of the Oklahoma State Department of Energy, and for six years as Oklahoma's official representative to the Interstate Oil Compact Commission. He also served as chairman of the Energy Council of the Oklahoma State Chamber of Commerce and
chairman of the 17-state Southern States Energy Board.   Mr. Hammons was a
partner of the Ram Group, acting as director of gas contracts, as well as the founder of Clinton Gas Transmission, Inc. He also served as president of the law firm of Hammons & Vaught. Mr. Hammons graduated from Oklahoma Baptist University and holds a Masters in International Relations and Juris Doctorate from Oklahoma University.

     Wayne T. Egan is a partner in the law firm of Weir and Foulds and serves in the securities law section of said firm. He holds an L.L.B. from Queen's University and a Bachelor of Commerce from the University of Toronto, and is a member of the Canadian Bar Association. Weir and Foulds serves as the Company's Canadian Securities Counsel.

     Anne L. Holland is a co-founder, and, since 1982, President of Mayco Petroleum Company. Mayco Petroleum is a crude oil purchasing and marketing company and the exclusive marketing arm of the Great Western Drilling of Ft. Worth. Anne Holland has been associated with the oil and gas industry for over 20 years, and with the crude marketing, drilling and exploration business.

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


ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or to be paid to Cotton Valley's executive officers, directly or indirectly, for services rendered in all capacities for the period from inception to June 30, 1995, fiscal 1996, fiscal 1997, fiscal 1998, and fiscal 1999.

                     SUMMARY COMPENSATION TABLE
                                                               Long-Term
                            Annual Compensation(1)           Compensation

Name and Principal Position   Year            Other Annual    Restricted
                                   Salary     Compensation   Stock Awards(2)
____________________________________________________________________________
Eugene A. Soltero, Chairman
                 of the Board,
                Chief Executive
                 Officer (3)   1999 $150,000       $0
                               1998 $160,000       $0
                               1997 $120,000       $0            $60,000
                               1996 $115,000       $0
                               1995 $ 25,000       $0

James E. Hogue, President
                and Chief
                Operating
                Officer (4)    1999 $150,000        $0
                               1998 $160,000        $0
                               1997 $120,000        $0          $60,000
                               1996 $115,000        $0
                               1995 $ 25,000        $0

Leon A. Romero, Senior Vice
                President and
                Chief Financial
                Officer (5)    1999 $ 30,000        $0
                               1998 $ 40,000        $0

Patty Dickerson, Vice President,
                Corporate Affairs
                /Investor Relations
                and Secretary (6)
                               1999 $ 60,000        $0         $50,000
                               1998 $ 50,000        $0         $50,000
                               1997 $ 37,500        $0

_________________________
(1) Certain of Cotton Valley's executive officers receive personal benefits in addition to salary. The aggregate amounts of these benefits, however, do not exceed the lesser of $50,000 or 10% of the total annual salary reported for the executives.
(2) During fiscal 1997 each of Messrs. Soltero and Hogue received warrants to purchase 83,333 shares of Common Stock at a per warrant exercise price of $.72. The warrants expire
        December 31, 1999. Ms. Dickerson received a stock bonus award during fiscal year 1998 of 25,000 common shares.
(3)     Mr. Soltero resigned as an officer and director in August 1999.
(4) Mr. Hogue resigned as an officer in September 1999, effective upon filing this Form 10KSB.
(5)     Mr. Romero resigned as an officer and director in October 1998.
(6)     Ms. Dickerson resigned as an officer in December 1998.


Employment Agreements

     Cotton Valley does not have employment contracts with any of its executive officers.

Options

     The following table sets forth information regarding the value of unexercised options held by executive officers as of June 30, 1999.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


Name                 Exercisable/Unexercisable   Exercisable/Unexercisable
__________________________________________________________________________
Eugene A. Soltero         500,000/0                      $0/$0
James E. Hogue            500,000/0                      $0/$0
Wayne Egan                 70,000/0                      $0/$0


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 15, 1999, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (a) sole voting power and investment power with respect to their Common Stock except to the extent that authority is shared by spouses under applicable law, and (b) record and beneficial ownership of their shares.

                                           Amount and
                                            Nature of          Percentage
                                           Beneficial              of
                      Name                 Ownership           Ownership
_________________________________________________________________________
Jack E. Wheeler (1)                                0                *
Bruce J. Scambler (1)                              0                *
Ron Mercer (1)                                     0                *
Sam Hammons (1)                                    0                *
James E. Hogue (1)                         5,176,833(4)           14.91
Wayne T. Egan (3)                             28,000(5)             *
Anne L. Holland                               70,000                *
Liviakis Financial Communications, Inc.    2,969,851(6)            8.53
All directors and executive officers as a group
(seven persons)                            5,324,833(7)           15.32

*Less than 1%.
(1)    Mr. Wheeler is Chairman of the Board, President, Chief Executive
       Officer and a director of the Company. Mr. Scambler is Senior vice President of the Company, and Messrs. Mercer and Hammons are Vice Presidents of the Company. The Address of Messrs Wheeler, Scambler, Mercer and Hammons is 3300 Bank One Center, 100 North Broadway,
       Oklahoma City, Ok 73102.
(2) Mr. Hogue and Ms. Holland are directors of the Company. Hogue may be deemed a promoter of the Company. The address of Mr. Hogue and Ms. Holland is 6510 Abrams Road, Suite 300, Dallas, Texas 75231.
(3) Mr. Egan is a director of the Company. The address of Mr. Egan is Weir & Foulds, Exchange Tower, Suite 1600, 130 King Street West, Toronto, Ontario, Canada M5X 1J5
(4) Includes 583,333 shares of Common Stock subject to employee stock options and warrants and the following shares, beneficial ownership of which is disclaimed: 740,000 shares of Common Stock owned by the Hogue Family Limited Partnership, 231,000 shares of Common Stock held by Mr. Hogue's wife and approximately 2,000,000 shares of Common Stock, which represents 50% of the 4,000,000 shares owned by others subject to a voting trust agreement and voting covenants under certain agreements. See "Voting Agreements," below.
(5) Includes 20,000 shares of Common Stock subject to director stock options.
(6) Includes 611,351 shares issuable upon exercise of LFC, Liviakis and LFC Mustang Warrants held by LFC and does not include 150,000 shares of Common Stock issuable upon exercise of 125,000 LFC Warrants and 25,000 LFC Mustang Warrants, or 125,000 shares owned by Robert B.
       Prag, an officer of LFC. The address of LFC is 2420 'K' Street, Sacramento, California 95816. See "Certain Relationships and Related Transactions".
(7) Includes 2,000,000 shares subject to a voting trust agreement and voting covenants under certain agreements.

Voting Agreements

     Under the terms of a Voting Trust Agreement (the "Voting Agreement"), unaffiliated parties that transferred their interests in certain properties to the Company in 1995 in exchange for securities provided a power of attorney to Eugene A. Soltero and James E. Hogue to vote approximately
3.28 million shares of Common Stock held by such property contributors until January 1, 2001. The Voting Agreement expires with respect to any of the shares of Common Stock transferred to an unaffiliated third party by such shareholder. The Company believes that as of June 30, 1999, approximately 1 million shares of Common Stock were subject to the Voting Agreement. See "Principal Shareholders."

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

     Pursuant to the terms of the definitive acquisition agreement, the four previous shareholders of Old Aspen agreed, for a period of five years, to vote their shares of Common Stock for directors nominated by Messrs. Hogue and Soltero. Approximately 1,000,000 shares are currently subject to this voting covenant.

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

     During the fiscal years ended June 30, 1996 and 1995, the Company paid management fees to two family corporations controlled by Messrs. Soltero and Hogue aggregating $160,000 and $50,000, respectively, in lieu of salaries. In addition, the Company has received advances from these two companies which totaled $139,710 at June 30, 1997. As of June 30, 1998, $119,710 of the advances remained outstanding. During fiscal year 1999 the two companies paid travel, out of pocket and office supply expenses in the amount of $80,920. The advances are unsecured and without interest.

     During each of the years ended June 30, 1999, 1998 and 1997, the Company paid to Weir and Foulds more than $50,000 in legal fees. Most of the legal services were provided by Richard J. Lachcik and Wayne T. Egan, respectively, former director and director of the Company, who both at the time were members of Weir and Foulds. Messrs. Lachcik and Egan each received in fiscal year 1997 options to purchase 50,000 shares of Common Stock at $1.83 per share. The Company believes that the legal fees it pays to Weir
& Foulds are comparable to legal fees charged by unaffiliated law firms.

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


PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-KSB

(a)(1) Financial Statements: See Index to Consolidated Financial Statements on page 19.

(a)(2)     Exhibits: See Exhibit Index on page 49.

(b) Reports on Form 8-KSB: No reports on Form 8-KSB were filed during the last quarter of fiscal 1999.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 4, 1998.



                                   COTTON VALLEY RESOURCES CORPORATION
                                             (Registrant)



                                   By:      /s/ James E. Hogue
                                   James E. Hogue
                                   Acting Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                          Title                  Date

     /s/ James E. Hogue    Acting Chief Executive Officer and
                           Director                           October 4, 1999
         James E. Hogue


     /s/ Anne Holland      Director                          October 4, 1999

         Anne Holland

       /s/ Wayne T. Egan   Director                          October 4, 1999

         Wayne T. Egan

     COTTON VALLEY RESOURCES CORPORATION

     EXHIBITS INDEX

     Exhibit
     Number                       Description
    ---------              ----------------------------

      3(a)*                 Articles of Amalgamation

      3(b)*                 Bylaws

        4*                  Description of the Common Stock

       21                   Subsidiaries

       23                   Consent of American Energy Advisors

       27                   Financial Data Schedule




*Previously filed and incorporated by reference herein.



                              EXHIBIT 21

SUBSIDIARIES

(i)      Cotton Valley Energy Corporation, a Nevada corporation.
(ii)     Cotton Valley Operating Company, a Texas corporation.
(iii)    Mustang Oil Field Equipment Company, a Nevada corporation.
(iv)     Cotton Valley Energy, Inc., an Oklahoma corporation.
(v)      Aspen Energy Corporation, a Nevada corporation.
(vi)     Mustang Horizontal Company, a Nevada Corporation.
(vii) Cotton Valley Means, Inc., a Texas Corporation, which is a subsidiary of Aspen Energy Corporation
(viii)   Aspen Energy Group, Inc., a Texas Corporation


                          EXHIBIT 23

           CONSENT OF INDEPENDENT PETROLEUM ENGINEERS

We hereby consent to the reference of our name in the Annual report on Form 10-KSB of Cotton Valley Resources Corporation for the year ended June 30, 1999, to which this consent is an exhibit.


/s/ American Energy Advisors
American Energy Advisors