Form 10QSB
period 1999-11-15
COTTON VALLEY RESOURCES CORP
filed 1999-11-15
CIK 1023947

__________________________________________________________________________
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999

                            OR

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

                      3300 Bank One Center
                       100 North Broadway
                  Oklahoma City, Oklahoma 73102
             (Address of principal executive offices)

               Telephone Number (405) 606-8500
        (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X          No __

     As of September 30, 1999 there were 59,198,537 shares of the Registrant's Common Stock outstanding.
___________________________________________________________________________

                        COTTON VALLEY RESOURCES CORPORATION

                                    INDEX



          PART I.  FINANCIAL INFORMATION                          Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of
            September 30, 1999                                       3

            Condensed Consolidated Statements of
            Operations for the three months ended
            September 30, 1999 and 1998                              4

            Condensed Consolidated Statements of Cash Flow
            for the three months ended September 30, 1999 and 1998   5

            Notes to Condensed Consolidated
            Financial Statements                                     6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            7


                    PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        8

Item 5.     Other Information                                        8

Item 6.     Exhibits and Reports on Form 8K                          8

Signatures                                                           8

PART I.  FINANCIAL INFORMATION

   ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEET
                           September 30, 1999
                      (Expressed in U.S. Dollars)
                              (Unaudited)

                                ASSETS
CURRENT ASSETS:
     Cash                                                   $     235,968
     Accounts receivable                                          270,490
     Materials and supplies inventory                              88,490
                                                         ----------------
Total Current Assets                                        $     594,948

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $363,108                  19,322,095
OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $41,399                   119,794
OTHER ASSETS                                                        7,930
                                                        -----------------
Total Assets                                                $  20,044,767
                                                        =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $     650,675
     Accrued expenses                                              60,553
     Accrued interest                                             101,053
     Notes payable and current long term debt                   1,324,609
                                                         ----------------
Total Current Liabilities                                  $    2,136,890

LONG TERM DEBT                                                  1,631,483
                                                        -----------------
STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                     -
Common Stock, no par value, authorized-unlimited,
     59,731,198 issued                                     $  27,988,097
Special Warrants, 21,230,897 issued                            2,707,583
Less subscriptions for 400,601 shares                           (139,436)
Warrants and beneficial conversion                               823,695
Deficit accumulated in development stage                     (14,953,545)
                                                        ----------------
Total Stockholders' Equity                                 $  16,276,394
                                                        ----------------
Total Liabilities and Stockholders' Equity                 $  20,044,767
                                                        ================

See accompanying notes to these financial statements

                    COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF
                                OPERATIONS
                       (Expressed in U.S. Dollars)
                               (Unaudited)


                                     Period from          Period from
                                   July 1, 1999 to      July 1, 1998 to
                                 September 30, 1999   September 30, 1998
                                 ------------------   ------------------
REVENUE:
Oil and gas sales                 $    813,263         $       97,090
Equipment sales                         19,915                456,933
Other income                              -                    25,253
                                 -----------------        --------------
     Total Revenue                $    833,178         $      579,276
                                 -----------------        --------------

EXPENSES:
Oil and gas production            $    259,884         $       67,947
Equipment purchase and rework            9,160                237,660
Equipment operations                       786                102,761
General and administrative             194,639                439,529
Depreciation and depletion              70,005                 54,278
                                  ---------------         -------------
     Total Expenses               $    534,474         $      902,175
                                  ---------------         -------------

INCOME (LOSS) FROM OPERATIONS     $     298,704        $     (322,899)

Interest and financing expense         (173,407)             (165,053)
                                  ---------------         -------------

INCOME (LOSS) BEFORE TAXES        $     125,297        $     (487,952)

INCOME TAX     (None, due to application
                of prior loss)
                                  ---------------         --------------

NET INCOME (LOSS)                 $     125,297        $     (487,952)
                                  ===============         ==============

NET INCOME (LOSS) PER SHARE       $         (0.00)     $        (0.03)
                                  ===============         ==============

WEIGHTED AVERAGE SHARES                35,449,501          17,377,278
                                  ===============         ==============

See accompanying notes to these financial statements

                   COTTON VALLEY RESOURCES CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      (Expressed in U.S. Dollars)
                             (Unaudited)

                                      Period from          Period from
                                     July 1, 1999          July 1, 1998 to
                                 to September 30, 1999  September 30, 1998
                                 ---------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          $     125,297        $      (487,952)
Adjustments to reconcile net
     cash used by operating activities:
Depreciation and depletion                 70,005                 54,278
Amortization                                 -                    35,468
Common stock issued for services             -                    21,000
Change in accounts payable and
     accrued liabilities                  (75,021)               157,438
Change materials and supplies inventory     9,160                286,959
Change in accounts receivable and
     other prepaids                      (169,283)               163,792
Other                                     (21,000)                (9,553)
                                    ----------------        --------------
     Net cash provided (used)
         by operating activities    $     (60,842)       $       221,430
                                    ----------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties       $       -            $         3,279
Sale of common stock and
      exercise of warrants               518,750                 142,500
Issuance of notes payable                   -                    350,000
Conversion of trade payables to
      long term debt                        -                    278,291
Changes in subscriptions                 (75,000)                   -
Proceeds from long term debt             100,000                    -
Conversion of debenture to common stock     -                    100,000
Conversion of accounts payables
      to common stock                       -                     44,000
Costs related to sale of stock
      and notes                          (39,448)                (86,666)
Repayment of notes payable              (211,526)                   -
                                    ----------------       --------------
       Net cash provided (used)
           by financing activities  $    292,776          $      831,404
                                    ----------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties $    (11,826)         $     (891,878)
Additions to office furniture and equipment                      (19,839)
                                    ----------------       --------------
       Net cash (used) by
           investing activities     $    (11,826)         $     (911,717)
                                    ----------------       --------------

INCREASE (DECREASE) IN CASH         $    220,108          $      141,117
CASH - Beginning of period                15,860                  85,762
                                    ----------------       --------------
CASH - End of period                $    235,968          $      226,879
                                    ================       ==============


SUPPLEMENTAL INFORMATION
Cash paid for interest              $    135,870          $        4,472
Oil and gas properties acquired
     with common stock
     and special warrants              5,895,840
Acquisition consulting fees
     paid in stock                       272,000
Conversion of debt to
     Common Stock                                                144,000


See accompanying notes to these financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(1) Nature of Business and Basis of Preparation and Presentation

Cotton Valley Resources Corporation (the "Company") has its primary business focus in the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through development.

The condensed consolidated financial statements of Cotton Valley Resources Corporation and subsidiaries (collectively "Cotton Valley") included herein have been prepared by Cotton Valley without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Cotton Valley believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included for the fiscal year ended June 30, 1999.

(2) Common Stock

During the three months ended September 30, 1999, the Company issued 25,000,000 shares of common stock and 21,230,897 special warrants as consideration for oil and gas properties valued at $5,895,840; the Company issued 1,700,000 shares of common stock valued at $272,000 for consulting services in connection with the acquisition of oil and gas properties; the Company issued 2,200,000 shares and 1,000,000 warrants exercisable at $0.21875 per share for three years in private placements to two investors for $518,750 in cash less $39,448 in costs related to the sale of the common stock; and the Company issued 339 shares of common stock to balance certain shareholder accounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Three Months Fiscal 2000 and First Three Months Fiscal 1999

     During the three months ended September 30, 1999, Cotton Valley earned a net income of $125,297 which compares to a loss of $487,952 during the first three months of fiscal 1999. The increase in earnings is a result production from newly purchased oil and gas properties.

     Oil and gas sales increased $716,173 or 738% to $813,263 during the three months ended September 30, 1999. This increase reflects the results of oil and gas properties acquired during this period. The properties which are located in Alabama, Arkansas, California, Louisiana, Mississippi, Montana, Oklahoma, Texas and Wyoming represent interests in approximately 400 producing oil and gas properties.

     Equipment sales decreased $437,018 or 96% to $19,915 during the three months ended September 30, 1999. The decrease reflects the discontinuance of equipment operations.

     General and administrative expenses decreased $244,890 or 56% to $194,639 during the three months ended September 30, 1999. The decrease reflects the discontinuance of equipment operations and the reduction in the number of administrative employees.

Liquidity and Capital Resources

     As of September 30, 1999, Cotton Valley has a working capital deficit of $1,541,942 calculated by subtracting current liabilities of $2,136,890 from current assets of $ 594,948. Cotton Valley intends to finance its development activities with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.

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

Item 6.  Exhibits and Reports on Form 8K

     On September 7, 1999, the Company filed Form 8-K disclosing that Eugene A. Soltero resigned as an Officer and Director and that John M. Haley resigned as a Director.



                                SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 1998


                       COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Jack E. Wheeler
                         Jack E. Wheeler
                         Chief Executive Officer

EX-27
Financial Data Schedule
[TYPE]EX-27
<SEQUENCE>2
[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND THE CONDENSED CONSOLIDATED BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH SEPTEMBER 1999 10Q
[/LEGEND]

[PERIOD-TYPE]          3 - MOS
[FISCAL-YEAR-END]               JUN-30-1999
[PERIOD-START]                  JUL-01-1999
[PERIOD-END]                    SEP-30-1999
[CASH]                              235,968
[SECURITIES]                              0
[RECEIVABLES]                       270,490
[ALLOWANCES]                              0
[INVENTORY]                          88,490
[CURRENT-ASSETS]                    594,948
[PP&E]                           19,726,602
[DEPRECIATION]                      404,507
[TOTAL-ASSETS]                   20,044,767
[CURRENT-LIABILITIES]             2,136,890
[BONDS]                                   0
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                         27,988,097
[OTHER-SE]                      (11,711,703)
[TOTAL-LIABILITY-AND-EQUITY]     20,044,767
[SALES]                             833,178
[TOTAL-REVENUES]                    833,178
[CGS]                               269,044
[TOTAL-COSTS]                             0
[OTHER-EXPENSES]                    265,430
[LOSS-PROVISION]                          0
[INTEREST-EXPENSE]                  173,407
[INCOME-PRETAX]                     125,297
[INCOME-TAX]                              0
[INCOME-CONTINUING]                 125,297
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                        125,297
[EPS-BASIC]                           .00
[EPS-DILUTED]                             0

