Form 10QSB/A
period 1999-12-12
COTTON VALLEY RESOURCES CORP
filed 1999-12-13
CIK 1023947

__________________________________________________________________________
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             AMENDMENT 1
                                TO
                             FORM 10-QSB
(Mark One)

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

PART I.  FINANCIAL INFORMATION

   ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEET
                           September 30, 1999
                      (Expressed in U.S. Dollars)
                              (Unaudited)

                                ASSETS
CURRENT ASSETS:
     Cash                                                   $     272,571
     Accounts receivable                                          487,091
     Materials and supplies inventory                              88,490
                                                         ----------------
Total Current Assets                                        $     848,152

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $597,528                  22,233,148
OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $45,749                   127,668
OTHER ASSETS                                                        7,930
                                                        -----------------
Total Assets                                                $  23,216,898
                                                        =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $     711,450
     Accrued expenses                                              81,547
     Accrued interest                                             114,188
     Notes payable and current long term debt                   1,809,100
                                                         ----------------
Total Current Liabilities                                  $    2,716,285
                                                         ----------------
LONG TERM DEBT                                                  3,262,966


MINORITY INTEREST                                                 944,785

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                     -
Common Stock, no par value, authorized-unlimited,
     59,731,198 issued                                     $  27,988,097
Special Warrants, 21,230,897 issued                            2,707,583
Less subscriptions for 400,601 shares                           (214,436)
Warrants and beneficial conversion                               823,695
Deficit accumulated in development stage                     (15,012,077)
                                                        ----------------
Total Stockholders' Equity                                 $  16,292,862
                                                        ----------------
Total Liabilities and Stockholders' Equity                 $  23,216,898
                                                        ================

See accompanying notes to these financial statements

                    COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF
                                OPERATIONS
                       (Expressed in U.S. Dollars)
                               (Unaudited)


                                     Period from          Period from
                                   July 1, 1999 to      July 1, 1998 to
                                 September 30, 1999   September 30, 1998
                                 ------------------   ------------------
REVENUE:
Oil and gas sales                 $    657,584         $       97,090
Equipment sales                         19,913                456,933
Other income                              -                    25,253
                                 -----------------        --------------
     Total Revenue                $    677,497         $      579,276
                                 -----------------        --------------

EXPENSES:
Oil and gas production            $     43,201         $       67,947
Equipment purchase and rework            9,160                237,660
Equipment operations                       786                102,761
General and administrative             214,380                439,529
Depreciation and depletion              49,067                 54,278
                                  ---------------         -------------
     Total Expenses               $    316,594         $      902,175
                                  ---------------         -------------

INCOME (LOSS) FROM OPERATIONS     $     360,903        $     (322,899)

Interest and financing expense         (125,556)             (165,053)
                                  ---------------         -------------

INCOME (LOSS) BEFORE TAXES        $     235,347        $     (487,952)

INCOME TAX     (None, due to application
                of prior loss)
                                  ---------------         --------------

NET INCOME (LOSS) BEFORE          $     235,347        $     (487,952)
     MINORITY INTEREST            ---------------         --------------

MINORITY INTEREST                 $     168,583
                                  ---------------         --------------
NET INCOME (LOSS)                 $      66,764        $     (487,952)
                                  ---------------         --------------

NET INCOME (LOSS) PER SHARE       $       (0.00)       $        (0.03)
                                  ===============         ==============

WEIGHTED AVERAGE SHARES                35,449,501          17,377,278
                                  ===============         ==============

See accompanying notes to these financial statements

                   COTTON VALLEY RESOURCES CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      (Expressed in U.S. Dollars)
                             (Unaudited)

                                      Period from          Period from
                                     July 1, 1999          July 1, 1998 to
                                 to September 30, 1999  September 30, 1998
                                 ---------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          $      66,764        $      (487,952)
Adjustments to reconcile net
     cash used by operating activities:
Depreciation and depletion                 49,067                 54,278
Amortization                                 -                    35,468
Common stock issued for services             -                    21,000
Changes in operating assets and
     liabilities
       Accounts payable and
        accrued liabilities              (352,195)               157,438
       Materials and supplies inventory     9,160                286,959
       Accounts receivable and
        other prepaids                    (59,219)               163,792
       Other                               18,291                 (9,553)
                                    ----------------        --------------
     Net cash provided (used)
         by operating activities    $    (268,132)       $       221,430
                                    ----------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties       $       -            $         3,279
Sale of common stock and
      exercise of warrants               518,750                 142,500
Issuance of notes payable                   -                    350,000
Conversion of trade payables to
      long term debt                        -                    278,291
Conversion of debenture to common stock     -                    100,000
Conversion of accounts payables
      to common stock                       -                     44,000
Proceeds from Long Term Debt             200,000
Cash obtained in acquisition of
      East Wood Energy Venture, Inc.      66,816
Costs related to sale of stock
      and notes                          (39,448)                (86,666)
Repayment of notes payable              (170,960)                   -
                                    ----------------       --------------
       Net cash provided (used)
           by financing activities  $    575,158          $      831,404
                                    ----------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties $    (43,538)         $     (891,878)
Additions to office furniture and equipment                      (19,839)
                                    ----------------       --------------
       Net cash (used) by
           investing activities     $    (43,538)         $     (911,717)
                                    ----------------       --------------

INCREASE (DECREASE) IN CASH         $    263,488          $      141,117

CASH - Beginning of period                 9,083                  85,762
                                    ----------------       --------------
CASH - End of period                $    272,571          $      226,879
                                    ================       ==============


SUPPLEMENTAL INFORMATION
Cash paid for interest              $     88,020          $        4,472
Oil and gas properties acquired
     with common stock
     and special warrants              5,895,840
Acquisition consulting fees
     paid in stock                       272,000
Related party advances and accrued
     salaries paid in stock              500,000
Conversion of debt to
     Common Stock                                                144,000


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

(2) Common Stock

During the three months ended September 30, 1999, the Company issued 25,000,000 shares of common stock and 21,230,897 special warrants as consideration for oil and gas properties valued at $5,895,840; the Company issued 1,700,000 shares of common stock valued at $272,000 for consulting services in connection with the acquisition of oil and gas properties; the Company issued 2,200,000 shares and 1,000,000 warrants exercisable at $0.21875 per share for three years in private placements to two investors for $518,750 in cash less $39,448 in costs related to the sale of the common stock; the company issued 3,125,000 shares of common stock in settlement of $500,000 of accrued salaries and advances from related parties; and the Company issued 339 shares of common stock to balance certain shareholder accounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Three Months Fiscal 2000 and First Three Months Fiscal 1999

During the three months ended September 30, 1999, Cotton Valley earned a net income of $66,764 which compares to a loss of $487,952 during the first three months of fiscal 1999. The increase in earnings is a result production from newly purchased oil and gas properties.

Oil and gas sales increased to $657,584 during the three months ended September 30, 1999. This increase reflects the results of oil and gas properties acquired during this period. The properties which are located in Alabama, Arkansas, California, Louisiana, Mississippi, Montana, Oklahoma, Texas and Wyoming represent interests in approximately 400 producing oil and gas properties.

Equipment sales decreased $437,018 or 96% to $19,913 during the three months ended September 30, 1999. The decrease reflects the discontinuance of equipment operations.

     General and administrative expenses decreased approximately 50% to $214,380 during the three months ended September 30, 1999. The decrease reflects the discontinuance of equipment operations and the reduction in the number of administrative employees.

Liquidity and Capital Resources

As of September 30, 1999, Cotton Valley has a working capital deficit of $1,868,133 calculated by subtracting current liabilities of $2,716,285 from current assets of $ 848,152. Cotton Valley intends to finance its development activities with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.

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

Dated:  December 9, 1999


                       COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Jack E. Wheeler
                         Jack E. Wheeler
                         Chief Executive Officer

EX-27
Financial Data Schedule
[TYPE]EX-27
<SEQUENCE>2
[ARTICLE] 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND THE CONDENSED CONSOLIDATED BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH SEPTEMBER 1999 10Q

[PERIOD-TYPE]          3 - MOS
[FISCAL-YEAR-END]               JUN-30-1999
[PERIOD-START]                  JUL-01-1999
[PERIOD-END]                    SEP-30-1999
[CASH]                              272,571
[SECURITIES]                              0
[RECEIVABLES]                       487,091
[ALLOWANCES]                              0
[INVENTORY]                          88,490
[CURRENT-ASSETS]                    848,152
[PP&E]                           23,004,093
[DEPRECIATION]                      643,277
[TOTAL-ASSETS]                   23,216,898
[CURRENT-LIABILITIES]             2,716,285
[BONDS]                                   0
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                         27,988,097
[OTHER-SE]                      (11,711,703)
[TOTAL-LIABILITY-AND-EQUITY]     20,044,767
[SALES]                             677,497
[TOTAL-REVENUES]                    677,497
[CGS]                                52,361
[TOTAL-COSTS]                             0
[OTHER-EXPENSES]                    264,233
[LOSS-PROVISION]                          0
[INTEREST-EXPENSE]                  125,556
[INCOME-PRETAX]                     235,347
[INCOME-TAX]                              0
[INCOME-CONTINUING]                 235,347
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                          (168,583)
[NET-INCOME]                         66,764
[EPS-BASIC]                           .00
[EPS-DILUTED]                           .00

