Form 10KSB/A
COTTON VALLEY RESOURCES CORP
filed 1999-12-14
CIK 1023947

____________________________________________________________________________
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                      _____________________________
                                AMENDMENT 1
                                   TO
                               FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                  1999 ANNUAL REPORT (S.E.C. FORM 10-KSB/A)

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

     During January through April 1999 the Company entered into agreements with over fifty vendors to whom it owed more than $750,000 to eliminate the debt through the issuance of shares of Common Stock. As of June 30, 1999, the Company had issued 4,000,000 shares of Common Stock at $0.25 per share reflecting the reduction of approximately $785,000 of liabilities and providing a reserve for the reduction of another $215,000 of liabilities.
The common shares reflecting the $215,000 reserve were placed in escrow for the benefit of vendors in negotiation with the Corporation who had not completed negotiations as of June 30, 1999. Any shares remaining in escrow on December 31, 1999 (unless such date is extended by the Corporation) will be returned to the treasury of the Corporation and canceled.

     On March 26, 1999 the Company assigned to the holders (the "Holders") of its then outstanding $4.22 million of Convertible Debentures, assets
(the "Transferred Assets") having a book value of approximately $13 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures.

The transferred assets included: (A) two well servicing rigs and related equipment; (B) horizontal drilling tools and related equipment; (C) pickup trucks and other transportation equipment; (D) 100% of the Corporation's oil and gas leasehold interests in: (i) the Alden (NE) Field, Caddo County, Oklahoma;
(ii) two Mabry wells in Latimer County, Oklahoma; and (iii) one well in East Texas; and (E) 80% of the Corporation's interest in oil and gas leases in the
Cheneyboro Field, Navarro County, Texas.   The obligations under the Convertible
Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of the Interest and Waiver Shares) from the sale of Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of $9,807,576. The Company is unable to quantify the amount of the contingent receivable.

     During August 1999 the Company organized a Texas corporation Aspen Energy Group, Inc ("AEG") as a wholly-owned subsidiary. On September 16, 1999 AEG entered into an agreement to acquire 50% of the outstanding equity shares of East Wood Equity Ventures, Inc. ("East Wood"), in exchange for the Company issuing 25 million shares of common stock, 21.2 million special warrants (each exercisable for one share upon approval by shareholders) and approximately 5 million ordinary warrants. The parties met all the conditions required for closing and as of October 11, 1999, received approval of the terms of the transaction from the Canadian
Dealing Network and the Ontario Securities Commission. On September 17, 1999 the officers of the Company resigned and the officers of East Wood were elected officers of the Company.

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

     Gas Sales. During fiscal year 1999, the Company sold most of its gas to a single purchaser, H.S. Energy, Inc., which accounted for approximately for 11% of total revenues.

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

Facilities

     The Company occupies approximately 7,132 square feet of office space at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 under a five-year lease that expires on April 30, 2003. Monthly basic rent is $7,430.
Approximately half the space has been sublet to April 30, 2001, for rent equal to approximately half of the monthly basic rent. The Company leases a storage yard in Mineral Wells, Texas.

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

     During October 1998, the Company and each Convertible Debentureholder agreed to certain amendments to the Convertible Debentures and related documents, including a waiver of the prospective event of default. As consideration for the waiver, the Company issued a total of 400,000 shares (the "Waiver Shares") on a pro rata basis to each Convertible Debentureholder. The Waiver Shares were valued by the board of directors at approximately $0.23 per share when issued to the Convertible Debentureholders. This valuation was based on the terms of the Convertible Debentures which provided a conversion price equal to the average of the three lowest closing bid prices of Common Stock for the ten trading days immediately prior to the date of notice of conversion. Additionally, the Company issued and delivered to the Convertible Debenture holders approximately 1.5 million shares of common stock in lieu of accrued interest of approximately $302,000 on the Convertible Debentures for December 30, 1997 through December 31, 1998.


    On March 26, 1999 the Company assigned to the Holders the Equipment and certain oil and gas leases (the "Transferred Assets") having a book value of approximately $13 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The transferred assets included: (A) two well servicing rigs and related equipment;
(B) horizontal drilling tools and related equipment; (C) pickup trucks and other transportation equipment; (D) 100% of the Corporation's oil and gas leasehold interests in: (i) the Alden (NE) Field, Caddo County, Oklahoma; (ii) two Mabry wells in Latimer County, Oklahoma; and (iii) one well in East Texas; and (E) 80% of the Corporation's interest in oil and gas leases in the Cheneyboro Field, Navarro County, Texas. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. The Company and its remaining subsidiaries were released from any and all obligations relating to repayment, registration and or conversion of the Convertible Debentures. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of the Interest and Waiver Shares) from the sale of Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of $9,807,576. The Company is unable to quantify the amount of the contingent receivable.

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

     Under the Means Credit Facility, up to $1,000,000 may be advanced for new project development working capital purposes. The remaining $9,000,000 may be advanced for the development of the Company's Means (Queen Sand) Unit in Andrews County, Texas (the "Means Unit"). As of September 15, 1999, the Company an aggregate obligation of approximately $900,000 to Triassic for advances and accrued interest. A $10,000,000 promissory note dated June 12, 1998 with interest at the prime rate of Citibank N.A., New York, New York plus 2% was issued to Triassic by CV Means in accordance with the terms of the Means Credit Facility. Until the maturity date, May 31, 2002, the Company will deliver to Triassic each month a percentage of the revenues from the Means Unit to be applied to accrued interest and payment of principal of the note. Initially, the amount will be 100% of net operating revenue, subject to reduction to as low as 85%, based upon the ratio of present value of remaining reserves to outstanding principal balance due on the note. On the maturity date, the accrued interest and outstanding principal balance of the note is due and payable. As security for the Means Credit Facility, CV Means granted a security interest in substantially all the assets of CV Means, including the Means Unit and all income generated thereby. As further security for the Means Credit Facility, Aspen, the sole shareholder of CV Means, pledged all the outstanding shares of CV Means to Triassic.

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

     Vendor Agreements. During January through April 1999 the Company entered into agreements with over fifty vendors to whom it owed more than $750,000 to eliminate the debt through the issuance of shares of Common Stock. As of June 30, 1999, the Company had issued 4,000,000 shares of Common Stock at $0.25 per share reflecting the reductions of approximately $785,000 of liabilities and providing a reserve for the reduction of another $215,000 of liabilities. The common shares reflecting the $215,000 reserve were placed in escrow for the benefit of vendors in negotiation with the Corporation who had not completed negotiations as of June 30, 1999. Any shares remaining in escrow on December 31, 1999 (unless such date is extended by the Corporation) will be returned to the treasury of the Corporation and canceled.

     American Stock Exchange. During May 1999 the Company ceased trading its shares of Common Stock on the American Stock Exchange and began trading over the counter on the Electronic Bulletin Board under the symbol "KTNV".

     East Wood Acquisition.  During August 1999 the Company organized a
Texas corporation Aspen Energy Group, Inc. ("AEG").  On September 16, 1999
AEG entered into an agreement to acquire 50% of the outstanding equity shares of East Wood Equity Venture, Inc. ("East Wood"), in exchange for the Company issuing 25 million shares of common stock, 21.2 million special warrants
(each exercisable for one share upon approval by shareholders) and approximately 5 million ordinary warrants. The parties met all the conditions required for closing and as of October 11, 1999, received approval of the terms of the transaction from the Canadian Dealing Network and the Ontario Securities Commission. On October 17, 1999, the officers of the Company resigned and the officers of East Wood were elected officers of the Company.

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

Issuances of Common Stock

     During the year ended June 30, 1999, the Company initiated a private placement of Common Stock, with warrants attached. The Company issued 1,628,825 shares and 1,628,825 warrants exercisable for $0.22 per share until March 31,
2002 for net proceeds of $356,305.   During the fiscal year, the Company also
issued 1,502,889 shares of common stock for services valued at $401,945, issued 205,000 shares of common stock as employee compensation, issued 100,000 shares valued at $0.25 per share in connection with the sale of an oil and gas property, and issued 1,994,840 shares of common stock (the "Waiver and Interest Shares") to the holders of its 7% convertible debentures (the "Convertible Debentures") in payment of $296,221 in interest through December 31, 1998 and $198,334 of penalty and waiver fees. In addition, a debenture of $100,000 plus accumulated interest was converted to 428,366 shares of common stock at the conversion price of $0.2334 per share. As of June 30, 1999, the Company had also issued 4,000,000 shares of Common Stock at $0.25 per share reflecting the reductions of approximately $785,000 of liabilities and providing a reserve for the reduction of another $215,000 of liabilities.



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

     Oil and gas sales decreased 68% from 835,684 for the fiscal year ended June 30, 1998 to $266,232 for the fiscal year ended June 30, 1999, reflecting a drop in oil prices from an average of $14.68 per barrel to $11.32 per barrel, a drop in gas prices from an average of $2.47 per mcf to $1.28 per mcf and a drop in volumes from approximately 28,000 barrels to approximately 12,000 barrels and from approximately 181,000 mcf to approximately 106,000 mcf. Oil and gas production costs decreased 65% for the fiscal year ended June 30, 1998, reflecting reduced staffing and maintenance costs. The prices dropped as a result of national and international market forces outside the control of the Company. To react to falling prices and revenues, the Company reduced its field supervision, operations and maintenance staff from approximately 20 contract service personnel and employees to a field staff of five contract service personnel and employees directly supervised by the president of the Company.
The Company also ceased working over wells and reduced the amount of chemicals injected into wells. The reduction in field personnel and the reduction in direct operating expenses for maintenance and workovers caused maintenance costs to be reduced, but it also caused approximately three-quarters of the reductions in volumes. The remaining reductions in volumes were derived from natural decline.

     Equipment sales for the fiscal year ended June 30, 1999 were $683,708 as compared to $987,811 sales for the fiscal year ended June 30, 1998. Equipment purchase and refurbishing expenses were $602,832 for the fiscal year ended June 30, 1999 as compared to expenses of $660,373 for the comparable period ended June 30, 1998. The decline in equipment sales occurred as a result of generally reduced oilfield services and supplies markets which followed the decline in oil and gas prices. Equipment operating costs did not decline in proportion to the sales decline because most of the decline in equipment sales was due to price reductions rather than volume reductions.

     General and administrative costs were $1,498,795 for the fiscal year ended June 30, 1999, an increase of $168,434 or 12.7% more that the $1,330,361 incurred for the fiscal year ended June 30, 1998. A substantial portion of the increase was due to increased penalties (in the amount of approximately $120,000) with respect to non-registration of the Convertible
Debentures. (Beginning June 1, 1998, a penalty of 1% of the outstanding principal amount of the Convertible Debentures was incurred every month through December 31, 1998, because the Company failed to have a registration statement effective on or before May 31, 1998.) In addition, the Company allocated that portion of its general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the fiscal year ended June 30, 1998 to oil and gas properties, in the approximate amount of $300,000. Only a small amount (approximately $60,000) of such costs were allocated during the fiscal year ended June 30, 1999 because the Company had limited such activities during the period.

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

     General and administrative costs were $1,330,361 for the fiscal year ended June 30, 1998, a decrease of $1,495,317 or 53% less than the $2,825,678 incurred for the fiscal year ended June 30, 1997. A substantial portion of the decrease (in the approximate amount of $1,300,000) was due to the expiration of the investor relations contract with LFC and an administrative cost reduction program instituted by management in mid-June 1997. In addition, the Company allocated that portion of its general and administrative expenses that were directly associated with oil and gas acquisition and development activities during the fiscal year ended June 30, 1998 to oil and gas properties. No such costs were allocated during the fiscal year ended June 30, 1997 because the Company was primarily involved in fund raising activities during that time period.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had a working capital deficit of $2,102,941 calculated by subtracting current liabilities of $2,262,696 from current assets of $159,755. Approximately $840,000 of the current liabilities is attributable to advances under the $10 million working capital and development credit facility provided to the Company by Triassic Energy Partners, L.P. ("Triassic"), under which the Company is in default of certain principal and interest repayment obligations, and which is secured by the Company's
interest in its Means Field property, Andrews County, Texas.   In cooperation
with Triassic, the Company is attempting to sell a portion of its interest in the Means Field to third parties to satisfy its current obligations to Triassic. The Company and Triassic continue to discuss other ways in which the obligations may be satisfied and development activities resumed at Means Field. Monetary default has occurred as a result of net production revenues from the field being insufficient to make current interest payments. Under the terms of the credit facility the Company is obligated to make up any amounts of monthly interest not covered by net production revenues and has not done so. In addition, $300,000 of the $840,000 of advances was a short-term advance for which repayment was due October 1, 1998. The Company was unable to make the repayment on the due date. The $840,000 is all that has been advanced against the credit facility. Any further advances were contingent upon approval by the lender of the field development program, the supervision and staffing of that program and repayment of the $300,000 short-term advance. Although the field development program was presented to the lender for approval, the lender deferred its approval pending receipt of the $300,000.

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

     The Company, with the assistance of its Canadian securities counsel, developed a program for the orderly repayment of trade debt during calendar 1999 through the issuance and sale in Canada of shares of common stock.
Approximately 50 creditors accounting for approximately $785,000 of accounts and notes payable participated in the program during the fourth quarter of fiscal year 1999. The Company issued 4,000,000 shares of Common Stock at $0.25 per share reflecting the reduction of the $785,000 of liabilities and providing a reserve for the reduction of another $215,000 of liabilities. The common shares reflecting the $215,000 reserve were placed in escrow for the benefit of vendors in negotiation with the Company who had not completed negotiations as of June 30, 1999. Any shares remaining in escrow on December 31, 1999 (unless such date is extended by the Corporation) will be returned to the treasury of the
Company and canceled.   The $215,000 is shown on the books of the Company as a
counter charge to equity until such time as the shares are distributed for the benefit of additional creditors or returned to the Company for cancellation.

     Capital requirements for the Company for fiscal year 2000 are approximately $2,000,000, of which approximately $1,000,000 would be used for development activities, $500,000 for repayment of the current portion of long-term debt and the remaining $500,000 for working capital. For the long-term, the Company's capital requirements will continue to be in the range of $1,000,000 to $2,000,000 per year, primarily for oil and gas property development.

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

     The Company, upon completion of its exchange with the Holders and initiation of the trade payables program, entered into a merger agreement with Crown Partners, L.L.C. Minerals Division ("Crown"). That merger agreement led, in October 1999, to the completion of the acquisition by the Company of 50% of East Wood, Crown's parent and successor. In connection therewith, during August and September, 1999 the Company raised $518,750 cash in a private placement and paid $300,000 of accrued salaries, $200,000 of advances from related parties and $90,000 of accumulated payables through the issuance of shares of Common Stock.

      For fiscal year 2000 the Company intends to fund its capital requirements with the proceeds from operating income, private placements, exercise of warrants, traditional bank debt and institutional mezzanine reserves based financing similar to the Means Credit Facility from other non-bank lenders who take equity participation in properties being developed as part of the return for their financing. No assurance can be given that the Company will be successful in these efforts.


YEAR 2000 ISSUES


     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Cotton Valley has purchased all its computer programs and computers since January 1, 1995, all of which have
been certified as "Year 2000 Compliant."   Most of Cotton Valley's principal
suppliers and customers have also certified to Cotton Valley that their computer systems are "Year 2000 Compliant." The Company has not received responses to its Year 2000 questionnaire from approximately half its vendors. Those vendors who have not responded will account during fiscal year 2000 for less than $100,000 of the services and supplies the Company expects to purchase. All of the Company's customers have responded and confirmed that their systems and procedures are Year 2000 compliant. Therefore, the Company has determined that the "Year 2000 Problem" is not likely to have any material effect on the
Company.   In the worst case scenario, the computer systems of the Company's major customers could cause payments to the Company to be incorrect or delayed, resulting in reduced operating cash flows. In that case, the Company would be forced to factor its accounts receivable and incur additional cost and expense, the amount of which can not be forecast. None of equipment used in the Company's operations will be affected by the Year 2000 Problem.


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

     The Company does not engage in hedging activities.

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
                          =============   ==============  ===============

              COTTON VALLEY RESOURCES CORPORATION AND SUBSIDIARIES
                          (a development stage company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Period From
                                    Year Ended June 30,     02/15/95  to
                                   1999         1998           06/30/99
                                __________    __________    ______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                     $(11,479,086)  $ (830,600)   $ (15,078,841)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:

    Deferred income tax
     benefit                     (1,845,000)    (467,678)      (3,643,678)
    Depreciation and depletion      159,329      378,920          580,060
    Amortization                    143,041      633,632          864,673
    Common stock and warrants
     issued for services
     and other expenses             947,750       69,346        2,857,859
    Loss on disposal of assets    9,807,576         -           9,807,576
    Provision for inventory losses  359,664         -             359,664
    Provision for oil & gas
     property loss                1,262,000         -           1,262,000
    Change in accounts receivable
     and prepaid expenses           562,487     (341,430)         110,260
    Change in accounts payable
     and accrued liabilities        136,335      878,770        1,708,142
    Change in materials and
     supplies inventory             434,045     (891,359)        (457,314)
    Other                           (55,785)     (33,685)         (81,438)
                                 -----------    ----------     ------------
      Net cash provided by
       (used in) operating
        activities                  432,356     (604,084)      (1,711,037)




CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of oil and
   properties                        12,500         -             12,500
  Oil and gas properties
   purchased                        (81,874) (5,765,000)      (6,901,874)
  Exploration and development
   cost capitalized              (1,070,510)   (925,175)      (2,540,065)
  Acquisition of office
   furniture and equipment          (31,883)     (61,673)       (149,018)
                                ------------   -----------    ------------
      Net cash used by
       investing activities      (1,171,767)  (6,661,848)     (9,578,457)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock and
   exercise of warrants             381,305    3,553,731       7,479,691
  Issuance of convertible
   debentures                          -       4,320,000       4,746,474
  Issuance of note payable
   subsequently converted into
    convertible debentures             -            -            146,300
  Payment of liability related
    to oil and gas property            -            -           (500,000)
  Costs related to sale of stock
    and issuance of notes payable (247,102)     (557,528)     (1,214,006)
  Issuance of note payable         451,518       513,600       1,794,118
  Repayment of notes payable
   and long-term debt                 -       (1,104,000)     (1,354,000)
  Advances from (repayments to)
   related parties                  77,011       (16,721)        200,000
                               -----------    -----------     -----------
      Net cash provided by
       financing activities        662,732     6,709,082      11,298,577
                               -----------    -----------     -----------



NET INCREASE (DECREASE) IN CASH    (76,679)     (556,850)          9,083


CASH - Beginning of period          85,762       642,612            -

CASH - End of period          $      9,083    $   85,762     $     9,083
                              ------------    ----------     ------------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest           315,215    $  169,973     $   560,257
  Conversion of debt and
   other liabilities to
   common stock                    100,000       100,000       1,014,712
  Liabilities incurred in
   acquisition of oil and
   gas properties                     -          300,000       1,386,049
  Retirement of debenture
   upon merger with Arjon             -             -            146,300
  Oil and gas property option
   acquired with payable              -             -            230,000
  Oil and gas properties acquired
   with common stock                  -        4,335,000      11,407,914
  Issuance of common stock for
   stock offering costs               -             -            506,409
  Transfer of account payable
   and related property option        -             -            230,000
  Prepaid expenses acquired with
   common stock                       -          178,125         178,125
  Beneficial conversion feature
   on convertible debentures          -          479,162         479,162
  Extinguishment of convertible
   debentures                    4,220,000          -          4,220,000
  Issuance of common stock
   for notes and accounts payable
    net of subscriptions
     receivable of $214,436        785,564            -          785,564


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

On March 26, 1999 the Company assigned to the holders (the "Holders") of its then outstanding $4.22 million of Convertible Debentures, assets
(the "Transferred Assets") having a book value of approximately $13 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company ("MWSC") and the Company's ownership interest in MWSC was transferred to an unrelated third party. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets (well servicing equipment, horizontal drilling equipment, certain oil and gas leases plus an additional 40% working interest in the Company's Cheneyboro leases in Navarro County, Texas) and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of certain shares of common stock) from the sale of the Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of approximately $9,808,000. The Company is unable to quantify the amount of the contingent receivable.

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

The following table sets forth proved oil and gas reserves at June 30, 1999, 1998, 1997, 1996 and 1995 together with changes therein:


                                   OIL AND                  NATURAL
                                 CONDENSATE                  GAS
                                   (BBLS)                   (MCF)
                                ---------------       ----------------
Balance at February 15, 1995                 -                      -
Purchase of minerals in place        4,294,000             12,882,000
                                 -------------            -----------
Balance at June 30, 1995 and 1996    4,294,000             12,882,000
                                 -------------            -----------
       Purchase of minerals in place   523,000              5,222,000
       Production                      (12,000)               (34,200)
       Revision of prior estimates     (19,000)                (8,000)
                                  ------------             -----------
Balance at June 30, 1997             4,786,000             18,062,000
                                  ------------             -----------
Purchase of minerals in place        1,560,000                468,000
Production                             (28,000)              (181,000)
Revision of prior estimates           (548,000)            (5,588,000)
                                  ------------             -----------
Balance at June 30, 1998             5,770,000             12,761,000
                                  ------------             -----------
        Purchase of minerals in place        -                      -
        Production                     (12,000)              (106,000)
        Sales/disposal of minerals in
         place                      (2,438,000)           (10,353,000)
        Revision of prior estimates   (192,000)            (2,302,000)
                                  ------------             -----------
Balance at June 30, 1999             3,128,000                      -
                                  ============             ===========
Proved developed reserves at June 30:


        1996                            93,000                 280,000
                                  ============             ===========
        1997                           423,000               1,787,000
                                  ============             ===========
        1998                           355,000                 998,000
                                  ============             ===========
        1999                            36,000                       -
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

Standardized measure of discounted future net cash flows relating to proved reserves:

                                             AT JUNE 30,
                               ----------------------------------------
                                   1999            1998           1997
                               -------------    ------------  -------------
Future cash inflows            $  53,178,000    $101,128,000  $ 129,610,000
Future production costs          (17,657,000)    (19,923,000)   (18,826,000)
Future development costs         (11,260,000)    (26,064,000)   (13,915,000)
                               -------------    ------------- -------------
Future net cash flows, before
   income tax                     24,261,000      55,141,000     96,869,000
Future income tax expenses        (7,278,000)    (16,542,000    (31,526,000)
                               -------------    ------------  -------------
Future net cash flows             16,983,000      38,599,000     65,343,000
10% discount to reflect
  timing of net cash flows        (5,661,000)    (12,866,000)   (22,543,000)
                               -------------    ------------- -------------
Standardized measure of
  discounted future
      net cash flows           $  11,322,000    $ 25,733,000   $ 42,800,000
                               =============   ============== =============

Changes in standardized measure of discounted future net cash flows relating to proved reserves:


                                       FOR THE PERIOD ENDED JUNE 30,
                                1999               1998           1997
                             --------------   -------------  -------------
Standardized measure,
  beginning of period        $ 25,733,000     $ 42,800,000   $  40,444,000
Net change in sales price,
  net of production costs        (746,000)     (17,591,000)     (5,288,000)
Accretion of discount          (1,197,000)     ( 9,677,000)      4,044,000
Sales and disposition
  reserves in place           (22,795,000)         (12,000)              -
Purchases of reserves in-place          -          444,000       6,687,000
Production                       (118,000)        (221,000)        (21,000)
Revisions                      (2,705,000)               -      (1,581,000)
Change in timing of production
  and other                             -               -      (1,000,000)
Net changes in income taxes     9,264,000       9,990,000        (485,000)
Standardized measure, end of
  period                    $  11,322,000     $ 25,733,000   $  42,800,000

14.  SUBSEQUENT EVENT (UNAUDITED)

     During August 1999 the Company organized a Texas corporation Aspen Energy Group, Inc ("AEG") as a wholly-owned subsidiary. On September 16, 1999 AEG entered into an agreement to acquire 50% of the outstanding equity shares of East Wood Equity Ventures, Inc. ("East Wood"), in exchange for the Company issuing 25 million shares of common stock, 21.2 million special warrants (each exercisable for one share upon approval by shareholders) and approximately 5 million ordinary warrants. The parties met all the conditions required for closing and as of October 11, 1999, received approval of the terms of the transaction from the Canadian
Dealing Network and the Ontario Securities Commission. On September 17, 1999 the officers of the Company resigned and the officers of East Wood were elected officers of the Company.

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

     In November 1996, the Company entered into a consulting agreement (the "LFC Consulting Agreement") with Liviakis Financial Communications, Inc., a California corporation ("LFC"). The beneficial owner of LFC is John Liviakis. Under the terms of the LFC Consulting Agreement, LFC was retained to assist and consult with the Company in matters concerning corporate finance and to represent the Company in investor communications and public relations with existing shareholders, brokers and other investment professionals. As consideration for LFC undertaking the engagement, the Company issued and delivered to LFC an aggregate of 1,490,000 shares of Company's Common Stock as non-forfeitable compensation. The stock issuance was recorded at $1,087,800 based on the Company's stock price at the date of the LFC Consulting Agreement.

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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 1999.



                                   COTTON VALLEY RESOURCES CORPORATION
                                             (Registrant)



                                   By:      /s/ Jack E. Wheeler
                                               Jack E. Wheeler
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                          Title                  Date

     /s/ Jack E. Wheeler   Chief Executive Officer and        December 13, 1999
         Jack E. Wheeler   Director

     /s/ James E. Hogue    Director                           December 13, 1999
         James E. Hogue


     /s/ Anne Holland      Director                           December 13, 1999
         Anne Holland

     /s/ Wayne T. Egan   Director                             December 13, 1999
         Wayne T. Egan

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



                              EXHIBIT 21

SUBSIDIARIES

(i)      Cotton Valley Energy Corporation, a Nevada corporation.
(ii)     Cotton Valley Operating Company, a Texas corporation.
(iii)    Mustang Oil Field Equipment Company, a Nevada corporation.
(iv)     Cotton Valley Energy, Inc., an Oklahoma corporation.
(v)      Aspen Energy Corporation, a Nevada corporation.
(vi)     Mustang Horizontal Services, Inc., a Nevada Corporation.
(vii) Cotton Valley Means, Inc., a Texas Corporation, which is a subsidiary of Aspen Energy Corporation
(viii)   Aspen Energy Group, Inc., a Texas Corporation


                          EXHIBIT 23

           CONSENT OF INDEPENDENT PETROLEUM ENGINEERS

We hereby consent to the reference of our name in the Annual report on Form 10-KSB/A of Cotton Valley Resources Corporation for the year ended June 30, 1999, to which this consent is an exhibit.


/s/ American Energy Advisors
American Energy Advisors