Form 10KSB/A
COTTON VALLEY RESOURCES CORP
filed 2000-01-18
CIK 1023947

____________________________________________________________________________
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                      _____________________________
                                AMENDMENT 2
                                   TO
                               FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                  1999 ANNUAL REPORT (S.E.C. FORM 10-KSB/A)

                                INDEX

                   Securities and Exchange Commission
                     Item Number and Description


                             PART I

Item 1     Business                                                  3
Item 2     Properties                                               12
Item 3     Legal Proceedings                                        15
Item 4     Submission of Matters to a Vote of Security Holders      17


                            PART II

Item 5     Market for the Company's Common Stock and Related
           Stockholder Matters                                      17
Item 6     Management's Discussion and Analysis or Plan of
           Operation                                                21
Item 7     Consolidated Financial Statements and Unaudited
           Supplemental Information                                 26
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      51


                          PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons of the Issuer; Compliance With
           Section 16(a) of the Exchange Act                        51
Item 10    Executive Compensation                                   53
Item 11    Security Ownership of Certain Beneficial Owners
           and Management                                           54
Item 12    Certain Relationships and Related Transactions           55


               PART IV AND SIGNATURES AND EXHIBIT INDEX

Item 13    Exhibits, Financial Statements and Reports on Form 8-KSB 57
Signatures                                                          57
Exhibit Index                                                       58

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

DIVIDENDS

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



RECENT SALES OF UNREGISTERED SECURITIES.

During the year ended June 30, 1999, the Company issued securities in transactions not requiring registration in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The price of the securities issued in the following transactions was determined in each instance by the Board of Directors based upon the then current bid prices of the Common Stock of the Company on the date(s) of agreements for issuance in its principal trading market and the restriction on the transferability of such securities. In the case of the conversion of the convertible debentures and payment of interest and waiver fees described below, the price was also based upon the terms of the debenture (see
Item 1. Business - Recent Developments). WPM-2 Transaction: Effective March 31, 1999, the Company issued 1,628,825 shares and 1,628,825 warrants exercisable for $0.21875 per share until March 31, 2002 for net proceeds of $356,305 for a price of $0.21875 per each unit consisting of one share and one warrant. Information concerning the sale of such shares and warrants is as follows:



                               No. of      No. of   Purchase      Price Per
Issued To:                     Shares      Warrants  Price ($)    Unit ($)
______________________________________________________________________________

Hibernia Securities Trust   1,080,253     1,080,253   236,305       0.21875
John Malone                   137,143       137,143    30,000       0.21875
Jim Phillips                  137,143       137,143    30,000       0.21875
Fred B. Dulock                137,143       137,143    30,000       0.21875
Bill J. Kemp                  137,143       137,143    30,000       0.21875
                          --------------------------------------------------
  Total                     1,628,825     1,628,825   356,305        0.21875

The sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Stock for Services: During the fiscal year, the Company also issued 1,542,889 shares of common stock for services valued at $401,945 shown in the table below. The second issuance to Landers corrects an error in the first issuance. The two issuances to Van Kaspar represent different timing of services provided under a single contract. The two issuances to The Shelley Group represent different timing of services provided under a single contract.

Services Provided By:            Shares     Consideration    Price per  Dates of
                                                       ($)   Share ($)  Issuance
________________________________________________________________________________
Apex Energy Consultants, Inc.   100,000      75,000          0.75       3/31/99
Landers Horizontal Drill, Inc.   88,000      44,000          0.50       9/28/98,
                                                                       11/20/98
Van Kaspar & Co.                 44,889      22,445          0.50       9/28/98,
                                                                       11/20/98
C. H. Harrison, Jr.              30,000       7,500          0.25       9/28/98
The Shelley Group, Inc.         150,000      37,500          0.25      11/16/98,
                                                                        3/31/99
Hibernia Securities Trust       140,000      35,000          0.25      10/15/98
Wayne T. Egan                    50,000      12,500          0.25       3/31/99
John M. Haley, M.D.              50,000      12,500          0.25       3/31/99
Anne Holland                     50,000      12,500          0.25       3/31/99
Newport Capital Consultants,
 Inc.                           300,000      60,000          0.20        6/9/99
National Capital Merchant
 Group, LLC                      40,000       8,000          0.20        6/9/99
William H. Avery, P.C.          500,000      75,000          0.15       3/31/99
                              -------------------------------------------------
     Totals                   1,542,889     401,945

The sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Employee Compensation: Effective November 20, 1998, The Company issued 205,000 shares of common stock as employee compensation as shown in the table below at a price no lower than the market price of the common stock on the date such compensation was approved by the Board of Directors. Ms. Dickerson's shares were issued in September and held by the Company until approved by the Board of Directors.



                                  No. of         Purchase       Price Per
Issued To:                        Shares         Price ($)      Share ($)
__________________________________________________________________________
Patricia Dickerson               125,000           31,250           0.25
Diana Campbell                    25,000            6,250           0.25
William McGuire                   25,000            6,250           0.25
Malcolm Bennett                   25,000            6,250           0.25
Wayne Gerstner                     5,000            1,250           0.25
                               -------------------------------------------
  Total                          205,000           51,250           0.25

The sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Bowles Transaction: Effective June 20, 1999, the Company sold 100,000 shares valued at $0.25 per share to Bowles Production Company in connection with the sale of an oil and gas property. The sale of these securities were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Debenture Conversion, Waiver and Interest Shares: Effective November 6, 1998, the Company issued to Lakeshore International, one of the holders of its 7% convertible debentures (the "Convertible Debentures"), 428,366 shares of common stock upon the conversion of $100,000 of Convertible Debentures at the conversion price of $0.2334 per share. The price was based on the average of the three lowest closing bid prices of the common stock for the ten trading days immediately prior to conversion according to the terms of the Convertible Debenture, with certain adjustments. The Company also issued 1,994,840 shares of common stock (the "Waiver and Interest Shares") to the Convertible Debenture holders in payment of $296,221 in interest through December 31, 1998 and $198,334 of penalty and waiver fees, as shown in the table which follows. The price was determined in arm's length negotiations between the Company and the holders of the Convertible Debentures and was calculated as if it were a debenture conversion price on the date the agreement was made, without adjustments.




                             Waiver     Interest    Total  Purchase  Price Per
Participant                  Shares     Shares      Shares Price ($) Share ($)
______________________________________________________________________________
Montrose Investments, L.P.  277,778     424,706    702,484  174,158  0.247917
Westover Investments, L.P.  185,185     283,137    468,322  116,105  0.247917
Lakeshore International     185,185     254,824    440,009  109,086  0.247917
JMG Capital Partners, L.P.   46,296      70,784    117,081   29,026  0.247917
Triton Capital Investments,
 Ltd.                        46,296      70,784    117,081   29,026  0.247917
Lionhart Global Appreciation
 Fund, Ltd.                  25,185      38,507     63,692   15,790  0.247917
Global Perspectives
 International, Ltd.         10,370      15,856     26,226    6,502  0.247917
Global Emerging Markets,
 Ltd.                         5,185       7,928     13,113    3,251  0.247917
Palisades Holdings, Inc.     18,519      28,314     46,832   11,610  0.247917
                           --------------------------------------------------
   Total                    800,000   1,194,840  1,994,840  494,555  0.247917

The sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Vendor Program: Effective June 30, 1999, The Company issued to 1,200,000 shares of common stock to Jackson & Walker, LLP in settlement of $300,000 of legal fees valued at $0.25 per share. The Company issued 1,940,000 shares of common stock at $0.25 per share to HST Financial Corporation Limited ("HSTF") in return for HSTF's arrangement and delivery to the Company of releases by approximately 50
of the Company's vendors of approximately $485,000 of vendor payables.   The
Company also issued 860,000 shares of common stock to HSTF to be held in escrow pending the receipt by the Company of releases relating to an amount of vendor payables up to an additional $215,000. The shares will be released to HSTF at the rate of $025 per share for the amount of vendor payables releases received by the Company before December 31, 1999, unless such date is otherwise extended. Any shares not so released will be returned to the Company for cancellation.

The sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.


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

    The development of the Means Field is estimated to require approximately $11 million over the next three years, including the repayments to Triassic. The Company intends to fund this project through one or more of the following in combination: (i) re-establishment of all or a portion of the credit facility from Triassic; (ii) sale of a portion of its interest in the field; (iii) private placement of equity securities, (iv) joint venture with another oil company, and/or (v) establishment of a new credit facility with a lender different from Triassic. There can be no assurance that any of the foregoing will be completed during fiscal year 2000, and no assurance that the status of the project at the end of the fiscal year will not result in a reduction of the proved reserves attributable to the Company, and/or the present value of those reserves.

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



                                   COTTON VALLEY RESOURCES CORPORATION
                                             (Registrant)



                                   By:      /s/ Jack E. Wheeler
                                               Jack E. Wheeler
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                          Title                  Date

     /s/ Jack E. Wheeler   Chief Executive Officer and        January 17, 2000
         Jack E. Wheeler   Director

     /s/ James E. Hogue    Director                           January 17, 2000
         James E. Hogue


     /s/ Anne Holland      Director                           January 17, 2000
         Anne Holland

     /s/ Wayne T. Egan   Director                             January 17, 2000
         Wayne T. Egan

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