Form 10QSB
period 2000-02-07
COTTON VALLEY RESOURCES CORP
filed 2000-02-08
CIK 1023947

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

      For the quarterly period ended December 31, 1999

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

             Yes     X          No __

     As of February 1, 2000 there were 61,417,721 shares of the Registrant's Common Stock outstanding.
___________________________________________________________________________

                        COTTON VALLEY RESOURCES CORPORATION

                                    INDEX



          PART I.  FINANCIAL INFORMATION                          Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of
            December 31, 1999                                       3

            Condensed Consolidated Statements of
            Operations for the three and six months ended
            December 31, 1999 and 1998                              4

            Condensed Consolidated Statements of Cash Flow
            for the six months ended December 31, 1999 and 1998     5

            Notes to Condensed Consolidated
            Financial Statements                                     6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            7


                    PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        9

Item 2.     Changes in Securities and Use of Proceeds                9

Item 3.     Defaults Upon Senior Securities                          9

Item 4.     Submission of Matters to a Vote of Security Holders      9

Item 5.     Other Information                                        9

Item 6.     Exhibits and Reports on Form 8K                          9

Signatures                                                           9

PART I.  FINANCIAL INFORMATION

   ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEET
                           December 31, 1999
                      (Expressed in U.S. Dollars)
                              (Unaudited)

                                ASSETS
CURRENT ASSETS:
     Cash                                                   $      53,812
     Accounts receivable                                          645,637
     Materials and supplies inventory                              77,305
     Prepaid Cost                                                  60,202
                                                         ----------------
Total Current Assets                                        $     836,956
PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $817,504                  23,043,321
OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $53,677                   172,204
OTHER ASSETS                                                        7,930
                                                        -----------------
Total Assets                                                $  24,060,411
                                                        =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $     688,992
     Royalties payable                                             44,103
     Accrued expenses                                             109,742
     Accrued interest                                             113,994
     Notes payable and current long term debt                   1,809,099
                                                         ----------------
Total Current Liabilities                                  $    2,765,930
                                                         ----------------
LONG TERM DEBT                                             $    3,044,520

MINORITY INTEREST                                          $    1,025,463

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                     -
Common Stock, no par value, authorized-unlimited,
     61,417,721 issued                                        28,865,327
Special Warrants, 21,230,897 issued                            2,707,583
Less subscriptions for 400,601 shares                           (214,436)
Warrants and beneficial conversion                               823,695
Deficit accumulated in development stage                     (14,957,671)
                                                        ----------------
Total Stockholders' Equity                                 $  17,224,498
                                                        ----------------
Total Liabilities and Stockholders' Equity                 $  24,060,411
                                                        ================

See accompanying notes to these financial statements

                    COTTON VALLEY RESOURCES CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF
                                OPERATIONS
                       (Expressed in U.S. Dollars)
                               (Unaudited)



                          Three Months Ended December  Six Months Ended December
                          1999         1998            1999          1998
                          -------------------          -------------------------
REVENUE:
Oil and gas sales       $ 652,417   $   98,079        $1,310,001     $  195,169
Equipment sales                        153,400            19,913        610,333
Other income                             1,659                           26,912
                        ---------   ----------        ----------     -----------
     Total Revenue      $ 652,417   $  253,138        $1,329,914     $  832,414
                        ---------   ----------        ----------     -----------

EXPENSES:
Oil and gas production  $  91,619   $  111,530        $  135,820     $  179,477
Equipment purchase
  and rework                            10,037                          247,697
Equipment operations                    72,830             9,946        175,591
General and
  administrative           248,331     205,659           462,711        645,188
Depreciation and depletion  53,858      55,952           102,925        110,230
                        ----------   ---------        ----------      ----------
     Total Expenses     $  393,808   $ 456,008        $  710,402     $1,358,183
                        ----------   ---------        ----------      ----------

INCOME (LOSS) FROM
  OPERATIONS            $  258,609   $(202,870)       $  619,512     $ (525,769)

Interest and financing
  expense                 (123,527)   (100,053)         (249,083)      (265,106)
Interest Income                            159                              159
                        -----------  ---------        -----------     ----------
PRETAX INCOME (LOSS)    $  135,082   $(302,764)       $  370,429      $(790,716)

INCOME TAX (None, due
   to application of
   prior loss)                         108,995                          284,658
                        -----------  ----------       -----------     ----------

NET INCOME (LOSS)
   Before Minority
   Interest             $  135,082   $(193,769)       $  370,429      $(506,058)
                        -----------  ----------       -----------     ----------

MINORITY INTEREST       $   80,676                    $  249,259
                        -----------  ----------       ------------    ----------
NET INCOME (LOSS)       $   54,764   $(193,769)       $  121,170      $(506,058)
                        -----------  ----------       ------------    ----------

NET INCOME (LOSS)
  PER SHARE             $     0.00   $   (0.01)       $     0.00      $   (0.03)
                        ===========  ==========       ============    ==========

WEIGHTED AVERAGE
SHARES                  59,751,531   19,374,945       47,600,516      18,376,111
                        ===========  ==========       ============    ==========

See accompanying notes to these financial statements

                   COTTON VALLEY RESOURCES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      (Expressed in U.S. Dollars)
                             (Unaudited)

                                             Six months ended December 31,
                                             1999              1998
                                            ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $   121,170        $  (506,058)
Adjustments to reconcile net
     cash (used) by operating activities
Depreciation and depletion                       102,925          (284,658)
Amortization                                                       110,230
Minority Interest in earnings of subsidiary      249,259
Common stock issued for services                                    21,000
Changes in Operating Assets and
     Liabilities
       Accounts payable and
        accrued liabilities                     (551,808)           60,409
       Materials and supplies inventory           20,345           358,589
       Accounts receivable and
        other prepaids                          (263,281)          322,026
       Other                                      18,291             3,851
                                              ------------        -----------
Net cash provided (used)
         by operating activities            $   (303,099)       $  159,815
                                              -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties         $   (152,919)       $ (937,942)
Additions to office furniture and equipment      (52,464)          (31,832)
                                              -------------       -----------
       Net cash (used) by
           investing activities             $   (205,383)       $ (969,774)
                                              -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties               $                   $    3,279
Sale of common stock and
      exercise of warrants                       715,250           261,097
Issuance of notes payable                                          350,000
Conversion of trade payables to
      long term debt                                               278,291
Conversion of debenture to common stock                            100,000
Conversion of accounts payables
      to common stock                                               94,090
Proceeds from Long Term Debt                     200,000
Cash obtained in acquisition of
      East Wood Energy Venture, Inc.              66,816
Costs related to sale of stock
      and notes                                  (39,448)         (307,709)
Repayment of notes payable                      (389,407)
                                              ------------       -----------
       Net cash provided (used)
           by financing activities            $  553,211         $ 779,048
                                              -------------      -----------

INCREASE (DECREASE) IN CASH                   $   44,729         $ (30,911)

CASH - Beginning of period                         9,083            85,762
                                              --------------     ------------
CASH - End of period                          $   53,812         $  54,851
                                              ==============     ============


SUPPLEMENTAL INFORMATION
Cash paid for interest                        $  249,083         $   4,472
Oil and gas properties acquired
     with common stock
     and special warrants                      6,773,070
Acquisition consulting fees
     paid in stock                               367,083
Related party advances and accrued
     salaries paid in stock                      500,000
Conversion of debt to
     Common Stock                                                  273,510


See accompanying notes to these financial statements

COTTON VALLEY RESOURCES CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Expressed in U.S. Dollars)
                                    (Unaudited)

(1) Nature of Business and Basis of Preparation and Presentation

Cotton Valley Resources Corporation (the "Company") has its primary business focus in the development of its existing producing oil and gas properties and the acquisition and development of oil and gas properties fields that offer the potential for increased production through development.

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

(2) Earnings per Share

Diluted earnings per share for the three and sixth month periods ended December 31, 1999 are exactly the same as basic earning per share because the exercise price of potentially dilutive securities is greater than the average share price during the respective period. The Company reported a loss for the three and six month periods ended December 31,1998, and therefore, no diluted earnings per share is presented.

(3) Common Stock

During the six months ended December 31, 1999, the Company issued 25,000,000 shares of common stock and 21,230,897 special warrants as consideration for oil and gas properties valued at $5,895,840; the Company issued 1,700,000 shares of common stock valued at $272,000 for consulting services in connection with the acquisition of oil and gas properties; the Company issued 2,200,000 shares and 1,000,000 warrants exercisable at $0.21875 per share for three years in private placements to two investors for $518,750 in cash less $39,448 in costs related to the sale of the common stock; the Company issued 3,125,000 shares of common stock in settlement of $500,000 of accrued salaries and advances from related parties; the Company issued 1,122,857 shares of common stock and 1,122,857 warrants exercisable at $0.185 per share for 18 months in a private placement to one investor for $196,500 in cash; and the Company issued 543,333 shares for consulting services in connection with the private placements of stock.

(4) Yukon Continuance Contingent Liability

Potential Securities Act Violation
     On March 16, 1998, the Company filed with the Commission a Registration Statement on Form SB-2 (the "March 1998 Registration Statement") for the purpose of registering up to 10,891,184 Shares of the Company's Common Stock for sale by certain Shareholders of the Company, including approximately 5.7 Million Shares to be issued upon exercise of outstanding warrants and conversion of the Convertible Debentures. On May 1, 1998, the Company received a Letter of Comments from the Staff of the Commission (the "May 1998 Staff Comment Letter") relating to the March 1998 Registration Statement. In the May, 1998 Staff Comment Letter, the Staff advised the Company that it should have registered the Yukon Continuance under the Securities Act. The Yukon Continuance was not registered under the Securities Act.

     The Company in its supplemental response on May 26, 1998 to the Staff's May 1998 Comment Letter contended, with the concurrence of the Company's U.S. Securities Counsel, that the Yukon Continuance was a transaction not subject to the registration requirements of Section 5 of the Securities Act. The Staff has advised the Company that is does not agree with the Company and its U.S. Securities Counsel's conclusion regarding the Yukon Continuance. The Company, therefore, may have a contingent liability to certain of its Shareholders, who may sue the Company to recover the consideration paid, if any, for Shares of the Company's Common Stock, with interest thereon, from the date of the Yukon Continuance to the date of repayment by the Company less the amount of any income received thereon, upon tender of such securities, or for damages if the Shareholder no longer owns such securities. The Company intends to vigorously defend any such shareholder lawsuit and believes that it may have valid defenses, including the running of applicable statutes of limitations, against claims by some or all of its Shareholders. However, to the extent that any of the Company's Shareholders obtain a judgment for damages against the Company, the Company's net assets and net worth will be reduced, which in turn could reduce the Company's ability to obtain financing for its acquisition and development programs. The Company is unable to quantify the amount of such contingent liability. However, the Company believes that any future claims regarding the registration of securities are banned by the statute of limitations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Six Months Fiscal 2000 and First Six Months Fiscal 1999

      During the six months ended December 31, 1999, Cotton Valley earned net income of $121,170 which compares to a loss of $506,058 during the first six months of fiscal 1999. The increase in earnings is a result of production from newly purchased oil and gas properties.

      Oil and gas sales increased to $1,310,001, an increase of $1,114,832 or 571% during the six months ended December 31, 1999, when compared to the prior fiscal period. This increase reflects the results of oil and gas properties acquired during this period. The properties which are located in Alabama, Arkansas, California, Louisiana, Mississippi, Montana, Oklahoma, Texas and Wyoming represent interests in approximately 400 producing oil and gas properties.

      Equipment sales and related cost decreased from $610,333 and $423,288 respectively in 1999 to immaterial amounts in the six months ended December 31, 1999. This decrease reflects the cessation of and the termination of the equipment sales operations.

      General and administrative expenses decreased approximately 28% to $462,711 during the six months ended December 31, 1999. The decrease reflects the discontinuance of equipment operations, the change in the location of the Corporate Offices, the reduction in the number of administrative employees and the elimination of other associated overhead expenses.


Second Three Months Fiscal 2000 and Second Three Months Fiscal 1999

     During the three months ended December 31, 1999, Cotton Valley earned net income of $54,406 which compares to a loss of $193,769 during the second three months of fiscal 1999. The increase in earnings is a result production from newly purchased oil and gas properties.

     Oil and gas sales increased to $652,417, an increase of $554,338 or 565% during the three months ended December 31, 1999. This increase reflects the results of oil and gas properties acquired during the three months ended September 30,1999. The properties which are located in Alabama, Arkansas, California, Louisiana, Mississippi, Montana, Oklahoma, Texas and Wyoming represent interests in approximately 400 producing oil and gas properties.

     Equipment sales and related cost decreased from $153,400 and $82,867 respectively in 1999 to nothing in the three months ended December 31, 1999. This decrease reflects the cessation of and the termination of the equipment sales operations.

     General and administrative expenses increased approximately 21% to $248,331 during the three months ended December 31, 1999. The increase reflects increased professional fees related to asset acquisitions and related matters offset somewhat by the discontinuance of equipment operations and the reduction in the number of administrative employees.

Liquidity and Capital Resources

     As of December 31, 1999, Cotton Valley had a working capital deficiency of $1,928,974 calculated by subtracting current liabilities of $2,765,930 from current assets of $ 836,956. Cotton Valley intends to finance its development activities with the proceeds from existing oil and gas revenues, private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.

Year 2000 Issues

     The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Cotton Valley has purchased all its computer programs and computers since January 29, 1999, all of which have been certified as "Year 2000 Compliant." All of Cotton Valley's principal suppliers and customers have also certified to Cotton Valley that their computer systems are "Year 2000 Compliant." Therefore, the Company has determined that the "Year 2000 Problem" should not have any material effect on the Company.

     As of February 3, 2000, the Company has not experienced any "Year 2000 Problems".

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As of the date of this filing, there are no legal proceedings pending against Cotton Valley, which would have a material adverse effect.

Item 2.  Changes in Securities and Use of Proceeds.

     On December 31,1999, the Company issued 1,122,857 shares of common stock and 1,122,857 warrants to purchase shares of common stock for $0.185 per share for 18 months in a private placement to one investor for $196,500 in cash. Also, on December 31,1999, the Company issued 543,333 shares of common stock to one company in exchange for consulting services. Both issuances of securities were made in reliance on Section 4 (2) of the Securities Act. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired the securities for their own account and not with a view to any distribution to the public.

Item 3.  Defaults Upon Senior Securities.
          None.

Item 4.  Submission of Matters to a Vote of Security Holders.
          None.

 Item 5.  Other Information

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995:

     Certain statements in this filing, and elsewhere (such as in other filings by Cotton Valley with the Commission, press releases, presentations by Cotton Valley or its Management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cotton Valley to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in Cotton Valley's quarterly revenues and results of operations as a result of variations in the Cotton Valley's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance,
(ii) changes in the prices of oil and gas, (iii) Cotton Valley's ability to obtain capital, and (iv) other risk factors commonly faced by small oil and gas companies.

Item 6.  Exhibits and Reports on Form 8-K
     The Company made no filings on Form 8-K during the three months ended December 31,1999.


SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 4, 2000


                       COTTON VALLEY RESOURCES CORPORATION
                       (Registrant)


                         /s/ Jack E. Wheeler
                         Jack E. Wheeler
                         Chief Executive Officer

EX-27
Financial Data Schedule
[TYPE]EX-27
<SEQUENCE>2
[ARTICLE] 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
CONDENSED CONSOLIDATED STATEMENTS OF COTTON VALLEY RESOURCES CORPORATION FOR
THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1999, AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH DOCUMENTS


[PERIOD-TYPE]          6 - MOS
[FISCAL-YEAR-END]               JUN-30-1999
[PERIOD-START]                  JUL-01-1999
[PERIOD-END]                    DEC-31-1999
[CASH]                               53,812
[SECURITIES]                              0
[RECEIVABLES]                       645,637
[ALLOWANCES]                              0
[INVENTORY]                         137,507
[CURRENT-ASSETS]                    836,956
[PP&E]                           24,086,706
[DEPRECIATION]                      871,181
[TOTAL-ASSETS]                   24,060,411
[CURRENT-LIABILITIES]             2,765,930
[BONDS]                                   0
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                         28,865,327
[OTHER-SE]                      (11,640,829)
[TOTAL-LIABILITY-AND-EQUITY]     24,060,411
[SALES]                           1,329,914
[TOTAL-REVENUES]                  1,329,914
[CGS]                               134,820
[TOTAL-COSTS]                             0
[OTHER-EXPENSES]                    824,841
[LOSS-PROVISION]                          0
[INTEREST-EXPENSE]                  249,083
[INCOME-PRETAX]                     121,170
[INCOME-TAX]                              0
[INCOME-CONTINUING]                 121,170
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                        121,170
[EPS-BASIC]                           .00
[EPS-DILUTED]                           .00

