Form 10QSB
period 2000-03-31
ASPEN GROUP RESOURCES CORP
filed 2000-05-08
CIK 1023947

______________________________________________________________________________

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-QSB (Mark One)

X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2000

                                       OR

    Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission File Number: 0-28814

                         ASPEN GROUP RESOURCES CORPORATION
               (Exact name of Registrant as specified in its Charter)

            Yukon Territory, Canada                  98-0164357
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

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past Ninety (90) Days.

       Yes     X          No __

       As of April 1, 2000 there were 117,457,372
       Shares of the Registrant's Common Stock outstanding.
_____________________________________________________________________________
Page 1

                           ASPEN GROUP RESOURCES CORPORATION

                                     INDEX


              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of
            March 31, 2000                                              3

            Condensed Consolidated Statements of
            Operations for the Three and Nine Months ended
            March 31, 2000 and 1999                                     4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended March 31, 2000 and 1999           5

            Notes to Condensed Consolidated
            Financial Statements                                        6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7


              PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           8

Item 2.     Changes in Securities and Use of Proceeds                   8

Item 3.     Defaults Upon Senior Securities                             8

Item 4.     Submission of Matters to a Vote of Security Holders         8

Item 5.     Other Information                                           8

Item 6.     Exhibits and Reports on Form 8K                             9

Signatures                                                              9

PART I.  FINANCIAL INFORMATION

        ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ASPEN GROUP RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $       587,607
     Accounts receivable                                          739,207
     Materials and supplies inventory                              77,305
     Prepaid expenses                                              32,630
                                                          ---------------
Total Current Assets                                      $     1,436,749

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $869,780                  35,599,798
OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $68,579                   193,120
OTHER ASSETS                                                        7,930
                                                          ---------------
Total Assets                                              $    37,237,597
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                     $      442,612
     Royalties Payable                                            28,606
     Accrued Expenses                                             67,742
     Accrued Interest                                            124,825
     Notes Payable and current long term debt                  1,809,099
                                                          --------------
Total Current Liabilities                                 $    2,472,884

LONG TERM DEBT                                            $    2,849,620

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                      --
Common Stock, no par value, authorized-unlimited,
    117,457,372 issued                                        45,819,366
Less Subscriptions for 400,601 Shares                           (214,436)
Warrants and Beneficial Conversion                               823,695
Retained Deficit                                             (14,513,532)
                                                           -------------
Total Stockholders' Equity                                 $  31,915,093
                                                           -------------

Total Liabilities and Stockholders' Equity                  $ 37,237,597
                                                          ==============

See accompanying notes to these financial statements

                      ASPEN GROUP RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF
                                 OPERATIONS
                        (Expressed in U.S. Dollars)
                                 (Unaudited)


                     Three Months Ended March 31,  Nine Months Ended March 31,
                      2000          1999            2000            1999
                     -----------   ------------    ----------     -----------
REVENUE:
Oil and Gas Sales    $   720,017   $     58,732    $2,030,018     $   253,901
Equipment Sales                          73,375        19,913         683,708
Other Income             291,259          6,520       291,259          33,432
                     -----------   -------------   -----------    ------------
Total Revenue        $ 1,011,276   $    138,627    $2,341,190     $   971,041
                     -----------   -------------   -----------    ------------

EXPENSES:
Oil and Gas
  Production         $   168,146   $     99,524    $  302,966     $   279,001
Equipment Purchase-Rework                34,153                       281,850
Equipment Operations                      3,750         9,946         179,341
General and
  Administrative         206,809        232,278       669,520         877,466
Depreciation and
  Depletion               67,178         31,566       170,103         141,796
                     -----------    ------------   -----------    ------------
Total Expenses       $   442,133    $    401,271   $1,152,535     $ 1,759,454
                     -----------    ------------   -----------    ------------

INCOME (LOSS)
  OPERATIONS         $   569,143    $   (262,644)  $1,188,655     $  (788,413)

Interest and
  Financing Expense     (125,003)       ( 50,481)    (374,086)       (315,587)
Gain (Loss) on
  Sale of Assets                      (9,600,000)                  (9,600,000)
Interest Income                                0                          159
                     -----------    -------------   -----------    -----------
PRETAX INCOME (LOSS) $   444,140    $ (9,913,125)  $  814,569    $(10,703,841)

INCOME TAX
(None, due to application
   of prior loss)                      3,342,725                    3,627,383

NET INCOME (LOSS)
Before Minority
   Interest          $   444,140    $ (6,570,400)  $  814,569    $ (7,076,458)

MINORITY INTEREST                                  $  249,259
                     ------------   -------------  -----------   -------------

NET INCOME (LOSS)    $   444,140    $ (6,570,400)  $  565,310    $ (7,076,458)
                     ============   =============  ===========   =============
NET INCOME (LOSS)
  PER SHARE          $      0.01    $      (0.31)  $     0.01    $      (0.36)
                     ============   =============  ===========   =============

WEIGHTED AVERAGE
 SHARES               83,897,389      20,859,360   61,032,807      19,414,097
                     ============   =============  ===========   =============

See accompanying notes to these Financial Statements

                          ASPEN GROUP RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Expressed in U.S. Dollars)
                                   (Unaudited)

                                            Nine Months ended March 31,
                                               2000                1999
                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $     565,310         $   (7,076,458)
     Adjustments to reconcile net income
      (loss) to net cash (used)provided by
       operating activities
     Deferred income tax benefits                                  (3,627,383)
     Depreciation and depletion                170,103                141,796
     Amortization                                                      74,426
     Common stock issued for services                                 155,616
     Changes in Operating Assets and Liabilities
        Accounts payable and accrued
         liabilities                          (258,762)               (37,584)
        Materials and supplies inventory        20,345                434,045
        Accounts receivable and
          other prepaids                      (329,279)               267,933
        Change in prepaid expenses                                    180,158
        Other                                   18,291                  3,851
                                         -----------------      ----------------
Net cash provided by operating activities $    186,008          $  (9,483,600)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties  $ (6,014,782)         $    (985,393)
     Additions to office furniture and
       equipment                              (88,283)                (31,832)
     Disposal of oil and gas properties                            13,197,644
     Costs related to disposal of oil
        and gas properties                                           (301,760)
                                        ----------------      ----------------
Net cash (used) provided by
  investing activities                    $(6,103,065)          $  11,878,659


CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties        $  (200,000)          $       3,279
     Sale of common stock and exercise of
        warrants                            2,886,342                 617,402
     Issuance of notes payable                                        350,000
     Conversion of trade payables to
        long term debt                                                281,291
     Conversion of debenture to
        common stock                                                  100,000
     Conversion of accounts payables to
        common stock                                                   94,090
     Proceeds from Long Term Debt           3,818,601
     Cash obtained in acquisition of East
        Wood Energy Ventures                   68,816
     Extinguishment of convertible
        debenture                                                  (4,220,000)
     Reduction in deferred costs related
        to convertible debentures                                     701,518
     Costs related to sale of stock and
        notes                                 (76,178)               (360,900)
                                       ----------------        ---------------
Net Cash provided (used) by financing
        activities                     $    6,495,581          $   (2,436,320)
                                       ----------------        ---------------
INCREASE (DECREASE) IN CASH            $      578,524          $      (41,261)

CASH - Beginning of period                      9,083                  54,851
                                       ----------------        ---------------
CASH - End of period                    $     587,607          $       13,590
                                        ===============        ===============


SUPPLEMENTAL INFORMATION

Cash paid for interest                  $     374,086                   4,472
Oil and gas properties acquired with
   common stock and special warrants       19,135,228
Acquisition consulting fees paid in stock     367,083
Related party advances and accrued
   salaries paid in stock                     500,000
Conversion of debt to Common Stock                                    273,510
Beneficial conversion feature on
   convertible debentures                                            (479,162)

See accompanying notes to these financial statements

                         ASPEN GROUP RESOURCES CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in U.S. Dollars)
                                     (Unaudited)

(1) Nature of Business and Basis of Preparation and Presentation

Aspen Group Resources Corporation's (the "Company") primary strategic business focus is to build Shareholder Value through the development of its existing producing Oil and Gas Properties, conducting an active exploitation program on these Properties, pursuing the acquisition, development and exploitation of Oil and Gas Properties that offer the potential for increased production and continuing to control costs.

The Condensed Consolidated Financial Statements of Aspen Group Resources Corporation and Subsidiaries (collectively "Aspen Group") included herein have been prepared by Aspen Group without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Aspen Group believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of Management, the Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included for the fiscal year ended June 30, 1999.

In prior years the Company had been considered a development stage company.

(2) Earnings per Share

Diluted earnings per share for the Three and Nine Month periods ended March 31, 2000 are the same as basic earning per share because the exercise of potentially dilutive securities would not have a significant effect. The Company reported a loss for the Three and Nine Month periods ended March 31,1999, and therefore, no diluted earnings per share is presented.

(3) Common Stock

On September 16, 1999 the Company acquired the Fifty (50%) Percent of the outstanding Equity Shares of East Wood Equity Ventures, Inc. ("East Wood"), in exchange for the Company issuing 25,000,000 Shares of Common Stock and 21,230,897 Special Warrants (each exercisable for One Share upon approval by Shareholders). The Company issued 2,700,000 Shares of Common Stock valued at $397,000 for consulting services in connection with the acquisition of oil and gas properties; the Company issued 2,200,000 Shares and 1,000,000 Warrants exercisable at $0.21875 per Share for three years in private placements to two Investors for $518,750 in cash less $39,448 in costs related to the sale of the Common Stock; the Company issued 3,125,000 Shares of Common Stock in settlement of $500,000 of accrued salaries and advances from related parties; the Company issued 1,122,857 Shares of Common Stock and 1,122,857 Warrants exercisable at $0.185 per Share for 18 Months in a private placement to one Investor for $196,500 in cash. The company issued 4,000,000 Shares of Common Stock and 4,000,000 Warrants exercisable at $0.18 per Share for 18 Months in a private placement to two Investors for $600,000 in cash. The Company issued 543,333 Shares for consulting services in connection with the private placements of Stock. On February 28, 2000 the Company purchased the remaining 50% of the outstanding Equity Share of East Wood in exchange for the Company issuing 26,230,897 Shares of Common Stock.

The proforma effects of the East Wood purchase are: proforma revenues and historical revenues are the same; the effect on net income would be to increase net income by approximately $250,000; and no effect on per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Nine Months Fiscal 2000 and First Nine Months Fiscal 1999

     During the Nine Months ended March 31, 2000, Aspen Group earned net income of $565,310, which compares to a loss of $7,076,458 during the first Nine Months of Fiscal 1999. The increase in earnings is a result of production from newly purchased Oil and Gas Properties and that Aspen Group incurred a $9,600,000 loss on sale of assets in 1999.

     Oil and gas sales increased to $2,030,018, an increase of $1,776,117 or 700% during the Nine Months ended March 31, 2000, when compared to the prior fiscal period. This increase reflects the results of Oil and Gas Properties acquired during this period. The Properties, which are located in Arkansas, California, Louisiana, Montana, Oklahoma, Texas and Wyoming, represent interests in approximately 500 producing Oil and Gas Properties.

     Equipment sales and related cost decreased from $683,708 and $461,191 respectively in 1999 to immaterial amounts in the Nine Months ended March 31, 2000. This decrease reflects the cessation of and the termination of the equipment sales operations.

     General and administrative expenses decreased approximately 24% to $669,520 during the nine months ended March 31, 2000. The decrease reflects the discontinuance of equipment operations, the change in the location of the Corporate Offices, the reduction in the number of administrative employees and the elimination of other associated overhead expenses.


Third Three Months Fiscal 2000 and Third Three Months Fiscal 1999

     During the Three Months ended March 31, 2000, Aspen Group earned net income of $444,140, which compares to a loss of $6,570,400 during the third Three Months of Fiscal 1999. The increase in earnings is a result production from newly purchased Oil and Gas Properties and that Aspen Group incurred a $9,600,000 loss on sale of assets in 1999.

     Oil and gas sales increased to $720,017, an increase of $661,285 or 1126% during the Three Months ended December 31, 1999. This increase reflects the results of Oil and Gas Properties acquired during the Three Months ended September 30,1999. The Properties, which are located in Arkansas, California, Louisiana, Montana, Oklahoma, Texas and Wyoming, represent interests in approximately 500 producing Oil and Gas Properties.

     Equipment sales and related cost decreased from $73,375 and $37,903 respectively in 1999 to nothing in the Three Months ended March 31, 2000. This decrease reflects the cessation of and the termination of the equipment sales operations.

     General and administrative expenses decreased approximately 11% to $206,809 during the Three Months ended March 31, 2000. The decrease reflects increased professional fees related to asset acquisitions and related matters offset by the discontinuance of equipment operations and the reduction in the number of administrative employees.

Liquidity and Capital Resources

     As of March 31, 2000, Aspen Group had a working capital deficiency of $1,036,135 calculated by subtracting current liabilities of $2,472,884 from current assets of $1,436,749. Aspen Group intends to finance its development activities with the proceeds from existing oil and gas revenues, private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As of the date of this filing, there are no legal proceedings pending against Aspen Group.

Item 2.  Changes in Securities and Use of Proceeds.

     During the Three Months ended March 31, 2000, the Company issued 4,000,000 Shares of Common Stock and 4,000,000 Warrants to purchase Shares of Common Stock for $0.18 per Share for 18 Months in a private placement to Two Investors for $600,000 in cash. The Company also issued 1,000,000 Shares of Common Stock to one Company in exchange for consulting services and the Company issued 26,230,897 shares of Common Stock in consideration for oil and gas property valued at $12,362,158. Both issuances of securities were made in reliance on
Section 4 (2) of the Securities Act. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired the securities for their own account and not with a view to any distribution to the Public. On April 20, 2000 the Company acquired ownership interests in 35 Oil and Gas Producing Properties and 239 net Mineral Acres in exchange for the Company issuing 940,000 shares of restricted Common Stock.


Item 3.  Defaults Upon Senior Securities.
          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on February 28, 2000. The Shareholders approved Six (6) Resolutions including a change of name for the Company from Cotton Valley Resources Corporation to Aspen Group Resources Corporation, approval of the re-appointment of Lane Gorman Trubitt, L.L.P. as Auditors, approval of the acquisition of the remaining Fifty (50%) Percent of East Wood Equity Venture, election of the Five (5) Members of the Board of Directors, an amendment to the Corporation's Stock Option Plan and the authorization for the Corporation to enter into private placement agreements.

 Item 5.  Other Information

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995:

     Certain statements in this filing, and elsewhere (such as in other filings by Aspen Group with the Commission, press releases, presentations by Aspen Group or its Management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aspen Group to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in Aspen Group's quarterly revenues and results of operations as a result of variations in the Aspen Group's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance,
(ii) changes in the prices of oil and gas, (iii) Aspen Group's ability to obtain capital, and (iv) other risk factors commonly faced by small oil and gas companies.

New Accounting Bulletin:

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are presently evaluating the impact, if any, that SAB N0. 101 will have on our reported results.

Year 2000 Compliance:

The Company's computer systems and products successfully transitioned to the Year 2000 with no significant problems. The Company will continue to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will by any significant problems related to these dates or events. To date, the Company has not incurred material costs associated with Year 2000 compliance or any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material.

Item 6.  Exhibits and Reports on Form 8-K

     The Company made no filings on Form 8-K during the Three Months ended March 31, 2000.


SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 5, 2000


                       ASPEN GROUP RESOURCES CORPORATION
                       (Registrant)


                         /s/ Jack E. Wheeler
                         Jack E. Wheeler
                         Chief Executive Officer

EX-27
Financial Data Schedule
[TYPE]EX-27
<SEQUENCE>2


[ARTICLE] 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
CONDENSED CONSOLIDATED STATEMENTS OF ASPEN GROUP RESOURCES CORPORATION FOR
THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2000, AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH DOCUMENTS


[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          JUN-30-2000
[PERIOD-START]                             JUL-01-1999
[PERIOD-END]                               MAR-31-2000
[CASH]                                         587,607
[SECURITIES]                                         0
[RECEIVABLES]                                  739,207
[ALLOWANCES]                                         0
[INVENTORY]                                    109,935
[CURRENT-ASSETS]                             1,436,749
[PP&E]                                      36,739,207
[DEPRECIATION]                                 938,359
[TOTAL-ASSETS]                              37,237,597
[CURRENT-LIABILITIES]                        2,472,884
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    45,819,366
[OTHER-SE]                                 (11,054,653)
[TOTAL-LIABILITY-AND-EQUITY]                37,237,597
[SALES]                                      2,049,931
[TOTAL-REVENUES]                             2,341,190
[CGS]                                          302,966
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                             1,098,828
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             374,086
[INCOME-PRETAX]                                565,310
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            565,310
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   565,310
[EPS-BASIC]                                      .01
[EPS-DILUTED]                                      .01
