Form 10KSB
period 2000-06-30
ASPEN GROUP RESOURCES CORP
filed 2000-09-26
CIK 1023947

___________________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                    __________________________________

                               FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                      COMMISSION FILE NUMBER 0-28814

                    ASPEN GROUP RESOURCES CORPORATION
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

   Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, without par value
                              (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended June 30, 2000, were $3,481,718.

     The Issuer had 127,159,006 shares of common stock outstanding as of September 11, 2000.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of September 11, 2000, was $31,184,627.

                        DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III
_____________________________________________________________________________

                   2000 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                      INDEX

                      Securities and Exchange Commission
                         Item Number and Description


                                     PART I
                                                                      Page

Item 1     Business ..............................................     4
Item 2     Properties.............................................    11
Item 3     Legal Proceedings .....................................    14
Item 4     Submission of Matters to a Vote of Security Holders ...    14


                                     PART II

Item 5     Market for the Company's Common Stock and Related
           Stockholder Matters ...................................    14
Item 6     Management's Discussion and Analysis or Plan of
           Operation .............................................    17
Item 7     Consolidated Financial Statements and Unaudited
           Supplemental Information ..............................    20
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...................    40


                                      PART III

Item 9    Directors, Executive Officers, Promoters and Control
          Persons of the Issuer; Compliance With Section 16(a)
          of the Exchange Act .....................................   40
Item 10   Executive Compensation ..................................   40
Item 11   Security Ownership of Certain Beneficial Owners and
          Management ..............................................   40
Item 12   Certain Relationships and Related Transactions ..........   40


                   PART IV AND SIGNATURES AND EXHIBIT INDEX
Item 13    Exhibits, Financial Statements and Reports on Form
           8-KSB ..................................................   40
Signatures ........................................................   41
Exhibits Index ....................................................   42

                               DEFINITIONS
                         As used in this document:
                      "Mcf" means thousand cubic feet
                      "MMcf" means million cubic feet
                       "Bcf" means billion cubic feet
   "MMBtu" means million British thermal units, a measure of heating value
                            "Bbl" means barrel
                 "Mbo" means thousands of barrels of oil
                       "MMBbls" means million barrels
                   "Boe" means equivalent barrels of oil
             "Mboe" means thousand equivalent barrels of oil
             "MMBoe" means million equivalent barrels of oil
                  "Oil" includes crude oil and condensate
                      "NGLs" means natural gas liquids
                    "Bopd" means barrels of oil per day


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WHITIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 1. BUSINESS - RISK FACTORS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                                 PART I

ITEM 1.     BUSINESS

General

     Aspen Group Resources Corporation (referred to herein as either "Aspen" or the "Company" and formerly known as "Cotton Valley Resources Corporation") is an independent energy company engaged in the acquisition, exploitation, development and operation of oil and gas properties with a geographic focus in major oil and gas producing regions in the United States. The Company was incorporated in the Province of Ontario, Canada, originally as Cotton Valley Energy Limited, on February 15, 1995. From its inception through October 11, 1999, the Company was a development stage company engaged principally in organization and capitalization activities and had not generated material net revenues from operations.

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

     In 1997 and 1998, the Company acquired and operated the N.E. Alden Field oil and gas properties in Caddo County, Oklahoma and the oil and gas Means Unit in Andrews County, Texas, through various subsidiaries. During December
1997 the Company sold $4.32 million of its 7% secured convertible debentures (the "Convertible Debentures") to a group of nine investors (the "Holders"). Approximately $1.5 million of the proceeds were used to purchase oilfield service equipment for the Mustang Service Companies.

Restructuring

     During the fiscal year 1999, the Company experienced cash flow difficulty as a result of a decline in oil and gas prices as well as the significant reduction in demand for oilfield equipment and services. The Company was also unable to complete the effectiveness of a registration statement under the United States Securities and Exchange Act of 1933 (the "Exchange Act") for the securities underlying certain Convertible Debentures and remained, for much of the fiscal year of 1999, in default under the terms of the Convertible Debentures. In response to these conditions, the Company, during the first fiscal quarter, curtailed proposed capital projects and other business operations and reduced its staff from over 40 employees to two field employees on payroll plus two officers who worked throughout the year for deferred salaries.

     During January through April 1999 the Company entered into agreements with over 50 vendors to whom it owed more than $750,000 to eliminate the debt through the issuance of shares of Common Stock. As of June 30, 1999, the Company had issued 4,000,000 shares of Common Stock at $0.25 per share reflecting the reduction of approximately $1,300,000 of liabilities.

     Since September 1998, the Company had been unable to draw development funds under the Means Credit facility and consequently severely curtailed its efforts at the Means Unit. As of September 23, 1999, the Company was in default under the terms of the Means Credit facility for non-payment of interest. On May 23, 2000, the Company entered into a release and settlement with Triassic Energy Partners, L.P. in which Triassic released all claims against the Company and its mortgage on the Means Field Properties in exchange for a cash payment of $994,723 and the conveyance to Triassic of a one-half percent override in the Means Field Properties.

     On March 26, 1999 the Company assigned to the Holders of its then outstanding $4.22 million of Convertible Debentures, substantially all of its assets having a book value of approximately $13 million (the "Transferred Assets") in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the Holders, the Company is entitled to the return of all remaining Transferred Assets and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of shares of Common Stock transferred to the Holders in payment of defaulted interest and as consideration for waiver of certain defaults on the Convertible Debenture) from the sale of Transferred Assets. In connection with the transaction the Company recorded a pre-tax loss on disposition of assets of $9,807,576. On March 1, 2000 the Company entered into a release and settlement agreement with the Holders in which both parties mutually released all past, present and future claims against each other.

Acquisitions

     East Wood Acquisition. On September 16, 1999 (but effective July 1, 1999), the Company acquired 50% of the outstanding common stock of East Wood Equity Venture, Inc. upon the delivery of 25,000,000 shares of Common Stock and the issuance of 21,230,897 special warrants where each Special Warrant was convertible into one share of Common Stock immediately upon authorization of the shareholders of the Company for the issuance of such additional shares of Common Stock. On February 28, 2000, the shareholders of the Company approved the issuance of the additional shares and the special warrants were converted into shares of Common Stock. On February 28, 2000, the Company purchased the remaining 50% of the outstanding capital stock of East Wood in exchange for the issuance of 26,230,897 shares of Common Stock and the Company's promissory note for $3,000,000.

     East Wood is principally engaged in the business of the acquisition, exploration, development, operation and sale of oil and gas properties. At the time of the acquisition, the main concentration of East Wood's properties were in Oklahoma with 335 wells and Texas with 30 wells. Approximately 81% are gas wells and 19% are oil wells. Based on the most recent reserve reports, East Wood's interest in its producing properties had undiscounted estimated proved net producing reserves of over 475,000 barrels and 20 billion cubic feet of gas. The proved undeveloped reserves have been estimated by engineers and geologists to contain more than 60 billion cubic feet of gas and almost 1,500,000 barrels of oil.

     Fer-scher Acquisition. On April 20, 2000 the Company acquired ownership interests in 35 Oil and Gas Producing Properties and 239 net Mineral Acres in exchange for the Company issuing 940,000 shares of restricted Common
Stock.

     Briscoe Acquisition. Effective May 1, 2000, Aspen acquired a 55% undivided interest in 171 properties located in 21 counties in Oklahoma, Texas, and Kansas for $3,500,000. The average working interest is 49.77% and the average revenue interest is 40.16%. Aspen operates all of the wells. The operations overhead charges are estimated to provide additional income to Aspen in the range of $30,000 per month.

     Most of the wells were drilled in the late 70's and early 80's. The seller had shut in several wells due to low prices in 1998-1999 and had not put them back into production. The Company believes that it may be able to restore several wells to profitable operations. Restorations will include pumping unit installations, casing leak repairs, and other mechanical remediation. Several wells appear capable of enhancement. Many wells are in multiple zone fields that may provide additional development as studies are made. The Company estimates that there are 12 additional drilling locations on the acreage held by production.

     The existing gas contracts are old, expiring "net back" contracts that are being renegotiated. If successful, renegotiations to current gas prices should add to the value of this acquisition.

     This acquisition added 245 Mbo of oil PDP oil reserves and 7,536 Mmcf of net gas reserves for an acquisition cost of $3.10/ Net Boe.

     El Dorado Field Acquisitions. Aspen acquired a significant interest in this field over the past six months through three separate acquisitions. The total of the acquisitions increased Aspen's proven oil reserves by over 1,600,000 Bbls for an acquisition cost of $2.60/Bbl, including future development costs expected to be $1.125 million. The leases are strategically located within the mature El Dorado field. Discovered in 1915, this field continues to be a major producing area of the United States. Several producing horizons yet to be fully developed provide potential long-term income source for the Company.

     Other Acquisitions. Besides the larger acquisitions mentioned, Aspen consummated six additional acquisitions during the past year. Effective January 1, 2000, Aspen closed an acquisition from EDB Oil Properties for
$313,718 in stock. The acquisition included 49 producing, operated wells all in Oklahoma. Current estimated net reserves are 397,239 Boe. Effective the same date, Aspen closed smaller projects with SGH, Emmons Sebenius, Red
Terra, and Fer-scher. The total allocated cost of these four projects was $562,105 in cash and stock. The current proved reserves for these projects is 60,334 Boe for an acquisition cost of $4.37 per Bbl after considering the value for undeveloped acreage and underbalanced production acquired with the properties.

Credit Facility

     On April 28, 2000, Local Oklahoma Bank, N.A. loaned Aspen Energy Group, Inc. amounts up to $25,000,000, as set forth in a Credit Agreement of that date. The loan is subject to, and limited by, a borrowing base based primarily on the value of the Company's oil and gas properties. The commitment of Local reduces over time based upon a monthly commitment reduction. Currently, the borrowing base is $12,160,000 and the amount currently outstanding is $11,803,000. The loan accrues interest at a rate based upon Chase Manhattan Prime plus one half of one percent per annum. The purposes of the loan were to finance the Company's settlement with Triassic and to provide financing for the acquisition and development of oil and gas properties.

Risk Factors

     Holders of the Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in Aspen.

     Limited Operating History; Capital Intensive Business; Need for Additional Funds. From its inception in February 1995 through June 30, 1999, the Company was engaged principally in organization and capitalization activities and did not generate material net revenues from operations. The Company's business is highly capital intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil field operations and purchase equipment. At June 30, 2000, the Company had a working capital deficit of approximately $3.7 million. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including borrowings from its line of credit, together with cash expected to be generated from operations, that it will be able to meet its cash requirements for at least the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuance's of equity securities would likely result in dilution to the Company's then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

     History of Losses. Although the Company's operations were profitable in fiscal year 2000, the Company has historically incurred losses, including a loss before income tax benefits of $13,324,086 in 1999. The Company's accumulated deficit as of June 30, 2000 was $14,984,725. The Company has historically funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of debt and equity securities, and proceeds from the exercise of options and warrants.

     Significant Capital Expenditures Necessary for Undeveloped Properties. The Company has substantial oil and gas reserves which are classified as Proved Undeveloped Reserves, meaning very little production currently exists.
Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $17 million will be required to fully develop these reserves, of which $7 million is expected to be incurred during the next 12 months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fully fund its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

     Exploration and Development Risks; Waterflood Projects. The Company intends to increase its development activities and development drilling of oil and gas reserves. Even though development drilling carries less risk than exploration drilling, there is risk that production will not be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

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

     Volatility of Oil and Gas Prices. The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts with a variety of purchasers. Accordingly, the Company's oil and gas sales expose it to the commodities risks associated with changes in market prices. During the past year, Aspen has entered into several six month and one year fixed price contracts to protect the Company against price declines.

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

     The present value of future net reserves discounted at 10% (the "PV-10") of Proved Reserves referred to in this Annual Report should not be construed as the current market value of the estimated Proved Reserves of oil and gas attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from Proved Reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and
(iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the Commission is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general. Furthermore, the Company's reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties--Oil and Gas Reserves."

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

     Dependence on Key Personnel.   The Company depends to a large extent on the
services of Jack E. Wheeler, the Company's President, Chairman of the Board and Chief Executive Officer, and Ronald L. Mercer, Executive Vice President and Chief Operating Officer. The loss of the services of either of these individuals could have a material adverse effect on the Company's operations. The Company has entered into five year employment contracts with both of these executive officers, and has obtained key personnel life insurance. The Company believes that its success is also dependent on its ability to continue to employ and retain skilled technical personnel.

     Concentration of Voting Power. The Company's executive officers, directors and their affiliates beneficially own approximately 25% of the Company's outstanding Common Stock. As a result, officers, directors and their affiliates will have the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and results of voting on all matters requiring shareholder approval.

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

     Public Market and Possible Volatility of Securities. The Common Stock is traded on the OTC Bulletin Board and "over-the-counter" in Canada on the Canadian Dealing Network ("CDN"). The trading price of the Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of drilling results by the Company and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

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

Competition

     Competition in the oil and gas industry is intense generally. Aspen believes that price is the determinative factor in competition for drilling prospects, equipment and labor. Major and independent oil and gas companies and syndicates actively bid for desirable oil and gas properties and equipment and labor required to operate and develop them. Many of Aspen's competitors have substantially greater financial resources and exploration and development budgets than those of the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

Markets

     General. Oil and gas operating revenues are highly dependent upon prices and demand for oil and gas. Numerous factors beyond Aspen's control can impact the prices of its oil and gas. Decreases in oil and gas prices would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow. Aspen has not engaged in any crude oil and gas price swaps or other hedging transactions to reduce its exposure to price fluctuations. The Company may, however, engage in other similar transactions from time to time as management deems advisable.

     Gas Sales. During fiscal year 2000, the Company sold its gas to many different purchasers, one of which, Aurora Natural Gas, LLC, accounted for approximately 18.48% of total revenues.

     Oil Sales. Aspen sells its oil production under short-term and long-term arrangements at prices no less than the purchaser's posted prices for the respective areas less standard deductions. Management believes that numerous buyers are available for the Company's oil. During fiscal year 2000, the Company sold its oil to many different purchasers, one of which, Texas Exploration Inc. accounted for more than 10.59% of the Company's gross revenues.

Regulation

     Oil and gas exploration, production and related operations are heavily regulated by federal and state authorities. Failure to comply with applicable law can result in substantial penalties. The cost of regulatory compliance will increase Aspen's cost of doing business and affect its profitability.
Regulation of oil and gas activities has changed many times. Consequently, Aspen is unable to predict the future cost or impact of complying with such laws. Texas requires drilling permits and bonds and operating reports and imposes other burdens relating to oil and gas exploration and production. Texas also requires conservation measures, including pooling of oil and gas properties, establishing maximum production rates from oil and gas wells, and spacing, plugging and abandoning wells. These laws limit the rate at which oil and gas can be produced from Aspen's properties.

     The transportation and sale of gas in interstate commerce is regulated by United States law and the Federal Energy Regulatory Commission.

Operating Hazards and Uninsured Risks

     The acquisition, development, exploration for, and production, transportation and storage of, crude oil, gas liquids and gas involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Aspen's operations are subject to all of the risks normally incident to drilling gas and oil wells, operating and developing gas and oil properties, transporting, processing, and storing gas, including encountering unexpected formations or pressures, premature reservoir declines, blow-outs, equipment failures and other accidents, craterings, sour gas releases, uncontrollable flows of oil, gas or well fluids, adverse weather conditions, pollution, other environmental risks, fires and spills. Oil production requires high levels of investment and has particular economic risks, such as retaining wall failure, fires, explosions, gaseous leaks, spills and migration of harmful substances, any of which can cause personal injury, damage to property, equipment and the environment, and result in the interruption of operations. Aspen is also subject to deliverability uncertainties related to the proximity of its reserves to pipeline and processing facilities and the inability to secure space on pipelines that deliver oil and gas to commercial markets. Although Aspen maintains insurance in accordance with customary industry practice, it is not fully insured against all of these risks, nor are all such risks insurable. Losses resulting from the occurrence of these risks could have a material adverse impact on the Company.

Employees

     At September 11, 2000, the Company had 27 full-time employees of which 2 were management. The Company has experienced no work stoppages and management considers its relations with employees to be good. The Company uses contract services in its field operations and employs independent consultants, as needed, to evaluate Company prospects, reserves and other oil and gas assets for potential acquisitions.

Facilities

     The Company occupies approximately 9,454 square feet of office space at 3300 Bank One Center, Oklahoma City, Oklahoma 73102, under a five year lease that expires on September 30, 2004. Monthly base rent is $8,744.95. The Company leases a storage yard in Odessa, Texas.

Recent Developments

     Effective August 1, 2000, the Company purchased approximately 400 oil and gas properties from Old Dominion Oil Corporation for a cash purchase price of $500,000.

     On August 22, 2000, effective May 1, 2000, the Company purchased from L.C.B. Resources, Inc. its equipment and certain oil and gas interests. L.C.B. also agreed to lease its equipment yard to the Company for a period of 10 years. As consideration for the above, L.C.B. is to receive 4,000,000 restricted shares of Common Stock.

     On August 7, 2000, the Company acquired the oil and gas operations of Crawford Oil Company and Leiker-Crawford Oil Company for a cash purchase price of $1,375,000. This purchase includes wells, leases, equipment, licenses, instruments and production. The Company financed the acquisition with credit available under its credit agreement.


ITEM 2.     PROPERTIES

List of Properties

     Means (Queen Sand) Unit. The Aspen Means (Queen Sand) Unit consists of approximately 2,600 acres on six leases in north central Andrews County, Texas. Production began in 1954 and secondary recovery was initiated in 1960. The Company purchased the leases in 1996 for the purpose of instituting a 20-acre infill redevelopment program. An engineering report, as of June 30, 2000, estimates that the Means (Queen Sand) Unit contains net proved undeveloped reserves of 3,092,000 MMBbls. The Company estimates that it will require a capital investment of approximately $11.92 million to develop this property. During fiscal year 2000 the Company purchased, and delivered to the Means Unit, or the nearby city of Odessa, Texas, approximately $600,000 of equipment to be used in the waterflood project.

     MidContinent. Aspen's position in the MidContinent Area of the United States is significant, with interest in over 1,000 wellbores. Most of these wells are included within the area's major oil and gas fields. Development in this area, including the Morrow, Atoka, Red Fork, and Granite Wash formations, continues to be an important part of the area's exploitation for energy reserves. With leasehold in approximately 500,000 gross acres, Aspen's development opportunities create a favorable position for long-term growth.

     The Company's current drilling activity is concentrated in the Morrow and Granite Wash development of the Anadarko Basin, the Travis Peak development of SE Texas, the Atoka development of the Arkoma Basin, and the Cromwell development of SE Oklahoma. These areas are mature geological trends. The development of these fields is relatively low risk which is an important characteristic of Aspen's capital employment plan.

     El Dorado Field. The El Dorado Field of South East Kansas has a long history of oil production and development. Aspen acquired interests in 140 wells within the past year in this field. Current company gross production is approximately 200 Bopd from several different horizons including the Mississippi, the Viola, the Admire, and the Simpson. Third party engineers have identified several development opportunities on these leases.

     Other Mid Continent Fields. Aspen's producing properties have little concentration within geologic fields other than those mentioned. This diversity is believed to provide a relatively secure base of value.

Title of Properties

     Aspen follows industry practice when acquiring undeveloped properties on minimal title investigation. A title opinion is obtained before drilling begins on the properties. Title opinions cover most of Aspen's properties. The Company's properties are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that Aspen believes do not materially interfere with their use or value. Aspen may incur additional expenses in obtaining titles or doing remedial work on the titles, but in the opinion of management these expenses would not be material.

Oil and Gas Reserves

     Aspen's reserves consist primarily of proved and probable reserves located in the States of Oklahoma, Kansas and Texas. Reserve estimates were made using industry-accepted methodology including extrapolation of performance trends, volumetrics, material balance and statistical analysis of analogs. The evaluator's professional judgment and experience were used to select the most appropriate method and to determine the reasonableness of the results. The estimates were made in accordance with oil and gas reserve definitions promulgated by the U.S. Securities and Exchange Commission (the "SEC").

     The following table summarizes Aspen's estimated net proved oil and gas reserves as of June 30, 2000 as estimated by American Energy Advisors, Inc.

                                             TOTAL RESERVES
ITEM                                   Oil Bbls     Gas Mcf       Mboe

 RESERVES
        Proved producing
          Oil (Bbl)                  1,293,315    16,376,056    4,022,657
        Proved nonproducing
           Oil (Bbl)                     9,750     2,241,949      383,408
        Proved undeveloped
          Oil (Bbl)                  4,069,316    14,865,060    6,546,826
        Total Proved
          Oil (Bbl)                  5,372,381    33,483,065   10,952,891

     ESTIMATED FUTURE NET REVENUES
     BEFORE INCOME TAXES
        Proved producing            $ 78,114,965
        Proved nonproducing            9,766,380
        Proved undeveloped           142,082,833

          Total                     $229,964,178

     ESTIMATED FUTURE NET REVENUES
     BEFORE INCOME TAXES DISCOUNTED AT 10%
        Proved producing            $ 37,469,338
        Proved nonproducing            3,810,053
        Proved undeveloped            67,651,339

          Total                     $108,930,730

- - Prices based on $29.85 per Bbl of oil and $4.07 per MMBtu of gas.

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

     In general, oil and gas production declines as reserves are depleted. Except to the extent that Aspen acquires proven reserves or succeeds in exploring and developing its own reserves, or both, Aspen's proven reserves will decline as they are produced. Aspen's future oil and gas production is, therefore, highly dependent upon its ability to acquire or develop additional reserves.

Drilling Activity

     With gas prices remaining strong during the year, the gas dominated Mid-Continent Region of Oklahoma and Texas was the focus of Aspen's exploitation and development during the fiscal year. Aspen initiated an aggressive development program during which it participated in the drilling of 7 wells in Texas and 21 wells in Oklahoma for a total of 28 new wells with 28 economic completions. This 100% completion success rate resulted in Aspen participating in 3.20608 gross wells and 2.564864 net wells for a total drilling cost of approximately $510,000. In addition to the exploitation drilling program, Aspen also participated in the successful recompletion and/or rework of 24 wells during the year.

     These drilling activities during the year resulted in Aspen adding net proved reserves of 1,465,975 Mcf and 22,199 Mbo, or 266,529 Mboe for a finding cost of $1.91 per Boe which is significantly below the industry average. The present discounted value added to Aspen's present worth for these new wells is over $3,550,000.

     The Company has budgeted $7,000,000 for the drilling of over 60 wells during the upcoming year. Reflective of this effort, since June 30, 2000, the Company is currently participating in the drilling of 4 new wells and the completion of 7 wells. There are 9 additional wells in which Aspen has approved the drilling AFE's and should commence drilling operations on each of these new wells within the next 60 days. Additionally, the Company has received 16 new well proposals, which are currently being evaluated by its technical staff.

Oil and Gas Wells

     The following table sets forth the number of productive oil and gas wells in which the Company had a working interest at June 30, 2000. During fiscal year 2000, the average price received for oil and gas sales was $17.15 per Boe, and the average cost of production was $4.72 per Boe, where Boe is defined as the barrel of oil equivalent using 6 Mcf of gas to one barrel of oil. The full cost pool was amortized at the rate of $5.29 per Boe.

                       PRODUCTIVE WELLS
                    Gross (1)                    Net (2)
Location         Oil    Gas    Total      Oil      Gas      Total
___________________________________________________________________
Kansas           116     7      123       56        3          59
Oklahoma          39   609      648        8      117         125
Texas              4    65       69        5       16          21
                ----   ---     ----      ---      ---        ----
Total            164   700      864       59      136         205
                ===================================================
________________________
(1) The number of gross wells is the total number of wells in which a
    working   interest is owned.
(2) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Oil and Gas Acreage
     The following table summarizes the Company's developed and undeveloped leasehold acreage at June 30, 2000.

                           DEVELOPED             UNDEVELOPED
                     -------------------------------------------------
                     490,240       116,187       2,894        2,688
                     Gross(1)       Net(2)      Gross(1)      Net(2)

Kansas                 4,760         4,062           0            0
Oklahoma             458,680       100,560         294          294
Texas                 26,800        11,565       2,600        2,600
____________________
(1) The number of gross acres is the total number of acres in which a working interest is owned.
(2) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not currently party to any legal proceedings which would have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                 PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Market Investments

     The Common Stock began trading through the CDN on June 24, 1996, under the symbol "CVZC." The following table sets forth the high and low bid information for the Company's Common Stock in United States dollars as reported on the CDN for the periods indicated. The information in the table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From December 31, 1997 to June 30, 2000, there were no significant trades on the CDN.

                                                        High           Low

       July 1 - September 30, 1999                      $0.55          $0.10
       October 1 - December 31, 1999                    $0.29          $0.11
       January 1 - March 31, 2000                       $0.56          $0.11
       April 1 - June 30, 2000                          $0.59          $0.229
       July 1,2000 - September 11, 2000                 $0.39          $0.175

     The Company's Common Stock began trading through the NASD Electronic Bulletin Board on January 14, 1997 under the symbol "CTVYF." On July 1, 1997, the Company's symbol was changed to "CTVY." The Company's Common Stock was not traded through the NASD Electronic Bulletin Board after October 17, 1997 until June 2, 1999 when the Common Stock returned to trading on the NASD Electronic Bulletin Board under the symbol "KTNV." At present, the Common Stock trades on the NASD Electronic Bulletin Board under the symbol "ASRG." The following table sets forth the high and low transaction information for the Common Stock in U.S. currency as reported on the Electronic Bulletin Board for the periods indicated.

                                                      High           Low

       June 2 - June 30, 1999                        $0.31          $0.13
       July 1 - September 30, 1999                   $0.30          $0.13
       October 1 - December 31, 1999                 $0.30          $0.13
       January 1 - March 31, 2000                    $0.48          $0.13
       April 1 - June 30, 2000                       $0.52          $0.25
       July 1 - September 11, 2000                   $0.38          $0.17

     On October 17, 1997, the Common Stock was listed on the American Stock Exchange under the symbol "KTN." On May 21, 1999 the American Stock Exchange ceased trading the Common Stock. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated.

                                                      High          Low

       July 1 - September 30, 1998                   $1.19          $0.50
       October 1 - December 31, 1998                 $0.63          $0.22
       January 1 - March 30, 1999                    $0.38          $0.15
       April 1 - May 21, 1999                        $0.40          $0.16

     Holders. As of September 11, 2000, there were approximately 800 record holders of the Company's Common Stock.

Dividends

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate or contemplate paying dividends on the Common Stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. In addition, the Company may not pay any dividends on common equity unless and until all dividend rights on outstanding preferred stock, if any, have been satisfied.
The only other restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law or by certain credit agreements. Dividends paid to non-Canadian residents would be subject to Canadian withholding tax.

Recent Sales of Unregistered Securities

     During the year ended June 30, 2000, the Company issued securities in transactions not requiring registration in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The price of the securities issued in the following transactions was determined in each instance by the Board of Directors based primarily upon the then current bid prices of the Common Stock of the Company on the date(s) of agreements for issuance in its principal trading market and the restriction on the transferability of such securities. The unregistered sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     East Wood Transaction. As described previously in "Item 1. Business-East Wood Acquisition", the Company acquired East Wood Equity Venture, Inc. through the issuance of stock. The acquisition was completed in two segments, with the acquisition of 50% of the outstanding stock of East Wood acquired on September 16, 1999, effective July 1, 1999, and the remaining 50% acquired on February 28, 2000. The shareholders of East Wood acquired in the aggregate 72,461,794 shares of Common Stock together with a $3,000,000 promissory note. The estimated value of the East Wood shares acquired by the Company was, as of the various acquisition dates, $14,929,010.

     Other Acquisitions. In other acquisitions of oil and gas properties during the fiscal year, the Company issued a total of 4,415,000 shares of Common Stock to the owners of such properties in exchange for properties valued at $1,224,440. These acquisition issuances took place at the times and for the estimated consideration set forth below:

                         Number
     Issuance Date     of Shares          Consideration

       4/19/00          1,825,000          $313,718
       5/26/00            650,000           243,750
       5/29/00            940,000           323,172
       6/30/00          1,000,000           343,800

     Capital-Raising Placements. During the fiscal year, the Company issued a total of 8,387,381 shares of Common Stock to investors in exchange for an aggregate gross investment (exclusive of costs) of $1,540,114. These issuances took place at the times and for the consideration set forth below:

                   Number               Warrants/
Issuance Date     of Shares          Options Issued       Purchase Price

9/16/99          1,200,000            1,200,000(1)          $300,000
12/31/99         1,122,857            1,122,857(2)           196,500
2/22/00          4,000,000            4,000,000(3)           600,000
3/20/00            600,000(4)                                180,000
3/24/00          1,464,524(4)                                263,614
_______________
(1) Expire 9/30/02; exercise price $.30 per share; warrants remain outstanding for 720,000 shares.
(2) Expire 6/15/01; exercise price $.18 per share; warrants remain outstanding for 433,333 shares.
(3) Expire 6/15/01; exercise price $.18 per share; warrants remain outstanding for 2,300,000 shares.
(4) Exercise of warrant/option granted in private placement.

     Stock for Services and Indebtedness. During the fiscal year, the Company issued a total of 13,946,633 shares of Common Stock in exchange for various services, including salaries and consultant services, and prior indebtedness having an estimated aggregate value of $2,362,133 plus cash in connection with the exercise of warrants and options in the aggregate amount of $162,000. Dates of issuance and the estimated value of the services rendered/indebtedness settled is set forth below:

                   Number               Warrants/          Debt/Value
Issuance Date     of Shares          Options Issued          Services

8/25/99           3,125,000                                 $500,000
8/27/99             600,000                                   96,000
8/27/99                               2,000,000(1)          (1)
9/14/99           1,000,000                                  218,750
9/14/99             300,000                                   48,000
9/16/00             800,000                                  128,000
9/16/00                                 120,000(3)          (3)
9/29/99             553,333(6)                               166,000(6)
12/31/99            543,333(6)                               163,000(6)
12/31/99                                112,286(4)          (4)
1/26/00           1,000,000                                  125,000
2/1/00                                  100,000(2)          (2)
2/23/00                                 400,000(5)          (5)
2/29/00             593,333(6)                               178,000(6)
3/09/00             400,000(6)                                60,000(6)
3/15/00             400,000(6)                                72,000(6)
3/29/00             120,000(6)                                30,000(6)
4/1/00              320,518                                   55,800
4/17/00           2,600,000                                  334,360
5/1/00            1,281,115                                  256,223
5/31/00             310,001(6)                                93,000(6)
_______________
(1) Expire 8/27/00; exercise price of $.30 per share. All of these options were exercised and none remain outstanding.
(2) Expire five years after vesting; vest in quarterly increments of 25,000 shares; all options remain outstanding.
(3) Expire 9/30/01; exercise price of $.25 per unit consisting of one share (total of 120,000 shares) and one warrant (total of 120,000 shares) exercisable at $.30 per share until 9/20/02; option has been fully exercised and warrant for 120,000 shares remains outstanding.

(4) Expire 6/15/01; exercise price of $.175 per unit consisting of one share (total of 112,286 shares) and one warrant (total of 112,286 shares) exercisable at $.18 per share until 6/15/01; the option has not been exercised.
(5) Expire 6/15/01; exercise price of $.15 per unit consisting of one share (total of 400,000 shares) and one warrant (total of 400,000 shares) exercisable at $.18 per share; option and warrant have been fully exercised.
(6) Exercise of warrant/option. Amount shown under "Debt/Value Services" represents exercise price.

     Other Stock Option Grants. On February 22, 2000, stock options were granted to employees and directors to acquire a total of 8,000,000 shares at an exercise price of $.235 per share. All of these options are currently outstanding.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Fiscal Year 2000 as Compared to Fiscal Year 1999

     During the fiscal year ended June 30, 2000, the Company had net earnings of $94,116 on revenues of $3,481,718 as compared with a net loss of $11,479,086 on revenues of $980,966 for the fiscal year ended June 30, 1999. During
1999, the Company recorded a loss on disposal of assets of $9,807,576 and provided for further loss of $1,262,000 in respect of impairment in the value of oil and gas properties. These two items comprise 96.4% of the 1999 loss.

     Revenue for the 2000 fiscal year was $3,481,718 compared to $980,966 for 1999, an increase of $2,500,752 or 254.9%. This increase is attributable to an 1200.3% increase in oil and gas sales offset by decreased equipment sales. During the 2000 year, the Company ceased its equipment sales operations. The increase in oil and gas sales is a result of the acquisition of oil and gas properties and higher energy prices.

     Expenses for the 2000 fiscal year amounted to $2,709,973 compared to $2,478,161 for 1999, an increase of $231,812 or 9.4%. The increase is attributable to:
     a decrease in equipment sales related expenses of $592,475 resulting from the cessation of this business activity, a decrease in general and administrative expenses of $869,219 mostly related to the elimination of penalties associated with a failure to register certain convertible debentures in 1999, more than offset by an increase of $737,757 in oil and gas production costs related to increased oil and gas sales, an increase of $956,720 in depreciation and depletion directly related to increased oil and gas sales.

     Operating income was $771,745 in 2000 compared to an operating loss of $1,497,195 in 1999 as a result of increased sales.

     Interest and financing expense for the 2000 fiscal year was $665,362 compared to $399,289 in 1999, an increase of $266,073 or 66.6%. This increase is attributable to bank debt incurred and a note payable given in connection with the acquisition and development of oil and gas properties.

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

Liquidity and Capital Resources

     On June 30, 2000, the Company had cash of $319,246 and a working capital deficit of $3,687,384 calculated by subtracting current liabilities of $5,869,447 from current assets of $2,182,063. Included in the working capital deficit is a $3,000,000 note payable that management expects will be paid within the next 12 months.

     The Company intends to fund its 2001 development activities from the proceeds of private placements of equity instruments, exercise of outstanding options and warrants, traditional bank debt and institutional reserves based financing. There is no assurance the Company will be successful in these efforts.

Other Matters

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financing Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not anticipate a material impact on its financial position or results of operations.

     In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement amends the accounting and reporting standards of SFAS No. 133 for certain instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Board relating to the Derivative Implementation Group
(DIG) process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in this Report. The statement is effective concurrently with SFAS No. 133 according to the provisions of paragraph 48 of SFAS No. 133. The Company does not anticipate a material impact on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not anticipate a material impact on its financial position or results of operations.

     In April 2000, the FASB issued Financial Interpretation Number (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25. FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

Estimated Reserves

     A slight majority of Aspen's oil and gas properties are proved undeveloped reserves. Aspen emphasizes that reserve estimates of new discoveries or undeveloped properties are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change materially as future information becomes available.

ITEM 7.     FINANCIAL STATEMENTS


                                     CONTENTS



                                                                   Page

Independent Auditor's Report........................................ 21

Consolidated Financial Statements

    Consolidated Balance Sheet...................................... 22

    Consolidated Statements of Operations........................... 23

    Consolidated Statement of Changes in Stockholders' Equity....... 24

    Consolidated Statements of Cash Flows........................... 27

    Notes to Consolidated Financial Statements...................... 28

INDEPENDENT AUDITOR'S REPORT




Board of Directors
Aspen Group Resources Corporation



We have audited the accompanying consolidated balance sheet of Aspen Group Resources Corporation and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Group Resources Corporation and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.


LANE GORMAN TRUBITT L.L.P.


Dallas, Texas
August 21, 2000

        ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEET

                            June 30, 2000


                                ASSETS

Current Assets

  Cash                                                   $     319,246
  Accounts receivable
     Trade                                                   1,297,730
     Other                                                     161,593
  Materials and supplies inventory                              77,305
  Prepaid expenses                                             326,189
                                                         -------------
    Total current assets                                     2,182,063
                                                         -------------

Proved Oil & Gas Properties (full cost method)              40,266,932
  net of accumulated depletion of $1,795,148

Office Furniture and Equipment
  net of accumulated depreciation of $87,722                   254,291

Other Assets                                                    71,380
                                                       ---------------
      Total Assets                                     $    42,774,666
                                                       ===============



                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts payable
    Trade                                             $       423,198
    Revenue distribution                                      277,049
  Accrued expenses                                             99,831
  Accrued interest                                            144,593
  Accrued  salaries                                             4,776
                                                      ---------------
                                                              949,447
  Current maturities of long-term debt                      1,920,000
  Note payable                                              3,000,000
                                                      ---------------
    Total current liabilities                               5,869,447
                                                      ---------------

Long-Term Debt, less Current Maturities                     7,870,560


Stockholders' Equity

  Preferred stock, no par value, authorized-unlimited,
     issued-none                                                    -
  Common stock, no par value, authorized-unlimited,
    Issued - 126,384,006 shares                            43,410,125
  Less subscriptions for 857,744 shares                      (214,436)
  Warrants and beneficial conversion feature                  823,695
  Accumulated deficit                                     (14,984,725)
                                                     ----------------
    Total stockholders' equity                             29,034,659
                                                     ----------------

      Total Liabilities and Stockholders' Equity       $   42,774,666
                                                     ================

See accompanying notes to these financial statements
                                   22

             ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2000 and 1999

                                             2000                  1999
REVENUE
  Oil and gas sales                     $    3,461,803       $     266,232
  Equipment sales                               19,915             683,708
  Other income                                       -              31,026
                                        --------------       -------------
    Total revenues                           3,481,718             980,966
                                        --------------       -------------
EXPENSES
  Oil and gas production                       953,991             216,234
  Cost of equipment sold                        10,357             281,850
  Operating expenses                                 -             320,982
  General and administrative                   629,576           1,498,795
  Depreciation and depletion                 1,116,049             159,329
  Other expenses                                     -                 971
                                        --------------       -------------
    Total expenses                           2,709,973           2,478,161
                                        --------------       -------------
EARNINGS (LOSS) FROM OPERATIONS                771,745          (1,497,195)


OTHER INCOME (EXPENSE)
  Interest and financing expense              (665,362)           (399,289)
  Gain (loss) on disposal of assets                  -          (9,807,576)
  Provision for inventory losses                     -            (359,664)
  Provision for oil & gas property loss              -          (1,262,000)
  Interest income                                    -                 159
  Other income                                 236,992               1,479
                                        --------------       -------------
    Total other                               (428,370)        (11,826,891)
                                        --------------       -------------

EARNINGS (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTERESTS                343,375         (13,324,086)

INCOME TAX BENEFIT                                   -           1,845,000
                                        --------------       -------------

NET EARNINGS (LOSS) BEFORE
   MINORITY INTERESTS                         343,375          (11,479,086)

MINORITY INTERESTS                            249,259                    -
                                        -------------        -------------

NET EARNINGS (LOSS)                     $      94,116        $ (11,479,086)
                                        =============        =============

NET EARNINGS (LOSS) PER SHARE           $           -        $        (.57)

WEIGHTED AVERAGE SHARES                    83,676,588           20,036,818

See accompanying notes to these financial statements

           ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years ended June 30, 2000 and 1999

                                                     COMMON STOCK
                                                SHARES        AMOUNT
                                            -------------  -----------
BALANCES, June 30, 1998                     17,273,278     $ 21,119,482

Issuance of shares in September and            132,889           66,445
    November 1998 for services
    ($.50 per share)
Issuance of shares in September 1998            30,000            7,500
    for services ($.25 per share)
Conversion of debenture in September 1998      428,366          100,000
    ($.2334 per share)
Issuance of shares in October 1998 to        1,994,840          494,555
    Debenture holders in payment of interest,
    penalty and waiver fees ($.25 per share)
Issuance of shares in November 1998 for        130,000           32,500
    services ($.25 per share)
Issuance of shares in November 1998            140,000           35,000
    for services ($.25 per share)
Issuance of shares in December 1998 for        205,000           51,250
    Compensation ($.25 per share)
Issuance of shares in January 1999 for         650,000          112,500
    services ($.15/$.25 per share)
Issuance of shares in March 1998 for           120,000           80,000
    services ($.75/$.25 per share)
Issuance of shares and warrants in private   1,628,825          356,305
    offering which closed in March 1999
    ($.22 per share)
Issuance of shares in June 1999 in connection  100,000           25,000
    with sale of Sears Ranch Property
    ($.25 per share)
Issuance of shares in June 1999 for services   340,000           68,000
    ($.20 per share)
Issuance of shares in June 1999 for notes    4,000,000        1,000,000
    and accounts payable ($.25 per share)
Common stock subscriptions receivable                -                -
    ($.25 per share)
Net loss                                             -                -
                                           ------------     -----------
BALANCES, June 30, 1999                     27,173,198       23,548,537
                                           ------------     -----------

--------------------------------------------------------------------------

                                                  COMMON STOCK
                                                   SUBSCRIBED
                                              SHARES           AMOUNT
                                           -----------     ------------
BALANCES, June 30, 1998                              -     $          -

Issuance of shares in September and                  -                -
    November 1998 for services
    ($.50 per share)
Issuance of shares in September 1998                 -                -
    for services ($.25 per share)
Conversion of debenture in September 1998            -                -
    ($.2334 per share)
Issuance of shares in October 1998 to                -                -
    Debenture holders in payment of interest,
    penalty and waiver fees ($.25 per share)
Issuance of shares in November 1998 for              -                -
    services ($.25 per share)
Issuance of shares in November 1998                  -                -
    for services ($.25 per share)
Issuance of shares in December 1998 for              -                -
    Compensation ($.25 per share)
Issuance of shares in January 1999 for               -                -
    services ($.15/$.25 per share)
Issuance of shares in March 1998 for                 -                -
    services ($.75/$.25 per share)
Issuance of shares and warrants in private           -                -
    offering which closed in March 1999
    ($.22 per share)
Issuance of shares in June 1999 in connection        -                -
    with sale of Sears Ranch Property
    ($.25 per share)
Issuance of shares in June 1999 for services         -                -
    ($.20 per share)
Issuance of shares in June 1999 for notes and        -                -
    accounts payable ($.25 per share)
Common stock subscriptions receivable          857,744         (214,436)
    ($.25 per share)
Net loss                                             -                -
                                             -----------      ----------
BALANCES, June 30, 1999                        857,744         (214,436)
                                             -----------      ----------

-------------------------------------------------------------------------

                                                   SPECIAL SHARES
                                              SHARES          AMOUNT
                                           ------------    ------------
BALANCES, June 30, 1998                              -     $          -

Issuance of shares in September and                  -                -
    November 1998 for services
    ($.50 per share)
Issuance of shares in September 1998                 -                -
    for services ($.25 per share)
Conversion of debenture in September 1998            -                -
    ($.2334 per share)
Issuance of shares in October 1998 to                -                -
    Debenture holders in payment of interest,
    penalty and waiver fees ($.25 per share)
Issuance of shares in November 1998 for              -                -
    services ($.25 per share)
Issuance of shares in November 1998                  -                -
    for services ($.25 per share)
Issuance of shares in December 1998 for              -                -
    Compensation ($.25 per share)
Issuance of shares in January 1999 for               -                -
    services ($.15/$.25 per share)
Issuance of shares in March 1998 for                 -                -
    services ($.75/$.25 per share)
Issuance of shares and warrants in private           -                -
    offering which closed in March 1999
    ($.22 per share)
Issuance of shares in June 1999 in connection        -                -
    with sale of Sears Ranch Property
    ($.25 per share)
Issuance of shares in June 1999 for services         -                -
    ($.20 per share)
Issuance of shares in June 1999 for notes and        -                -
    accounts payable ($.25 per share)
Common stock subscriptions receivable                -                -
    ($.25 per share)
Net loss                                             -                -
                                               ---------       --------
BALANCES, June 30, 1999                              -                -
                                               ---------       --------

-------------------------------------------------------------------------

                                            WARRANTS
                                              AND
                                           BENEFICIAL
                                           CONVERSION      ACCUMULATED
                                             FEATURE          DEFICIT
                                         -------------    -------------
BALANCES, June 30, 1998                  $     823,695     $ (3,599,755)
Issuance of shares in September and                  -                -
    November 1998 for services
    ($.50 per share)
Issuance of shares in September 1998                 -                -
    for services ($.25 per share)
Conversion of debenture in September 1998            -                -
    ($.2334 per share)
Issuance of shares in October 1998 to                -                -
    Debenture holders in payment of interest,
    penalty and waiver fees ($.25 per share)
Issuance of shares in November 1998 for              -                -
    services ($.25 per share)
Issuance of shares in November 1998                  -                -
    for services ($.25 per share)
Issuance of shares in December 1998 for              -                -
    Compensation ($.25 per share)
Issuance of shares in January 1999 for               -                -
    services ($.15/$.25 per share)
Issuance of shares in March 1998 for                 -                -
    services ($.75/$.25 per share)
Issuance of shares and warrants in private           -                -
    offering which closed in March 1999
    ($.22 per share)
Issuance of shares in June 1999 in connection        -                -
    with sale of Sears Ranch Property
    ($.25 per share)
Issuance of shares in June 1999 for services         -                -
    ($.20 per share)
Issuance of shares in June 1999 for notes and        -                -
    accounts payable ($.25 per share)
Common stock subscriptions receivable                -                -
    ($.25 per share)
Net loss                                             -      (11,479,086)
                                             -----------   ------------
BALANCES, June 30, 1999                        823,695      (15,078,841)
                                             -----------   ------------

-------------------------------------------------------------------------

                                                    TOTAL
                                                --------------
BALANCES, June 30, 1998                         $ 18,343,422

Issuance of shares in September and                   66,445
    November 1998 for services
    ($.50 per share)
Issuance of shares in September 1998                   7,500
    for services ($.25 per share)
Conversion of debenture in September 1998            100,000
    ($.2334 per share)
Issuance of shares in October 1998 to                494,555
    Debenture holders in payment of interest,
    penalty and waiver fees ($.25 per share)
Issuance of shares in November 1998 for               32,500
    services ($.25 per share)
Issuance of shares in November 1998                   35,000
    for services ($.25 per share)
Issuance of shares in December 1998 for               51,250
    Compensation ($.25 per share)
Issuance of shares in January 1999 for               112,500
    services ($.15/$.25 per share)
Issuance of shares in March 1998 for                  80,000
    services ($.75/$.25 per share)
Issuance of shares and warrants in private           356,305
    offering which closed in March 1999
    ($.22 per share)
Issuance of shares in June 1999 in connection         25,000
    with sale of Sears Ranch Property
    ($.25 per share)
Issuance of shares in June 1999 for services          68,000
    ($.20 per share)
Issuance of shares in June 1999 for notes and      1,000,000
    accounts payable ($.25 per share)
Common stock subscriptions receivable               (214,436)
    ($.25 per share)
Net loss                                         (11,479,086)
                                                -------------
BALANCES, June 30, 1999                            9,078,955
                                                -------------

See accompanying notes to these financial statements

        ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              Years ended June 30, 2000 and 1999

                                                     COMMON STOCK
                                                SHARES        AMOUNT
                                            -------------  -----------
Issuance of shares in August 1999             3,125,000    $   500,000
  to related parties for settlement
  of debt  ($.16 per share)
Issuance of shares in August 1999 for           600,000         96,000
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Exercise of warrants in September 1999 for      533,333         88,533
  services related to the acquisition  of oil
  and gas properties ($.16 per share)
Issuance of shares in September 1999 for      1,000,000        218,750
  services related to the acquisition
  of oil and gas properties ($.22 per share)
Issuance of shares in September 1999 for        300,000         48,000
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in            1,200,000        300,000
  private offering which closed in
  September 1999 ($.25 per share)
Issuance of shares and special warrants in   46,230,897      5,895,840
  September 1999 for the acquisition of East
  Wood ($.13 per share)
Issuance of shares in September 1999 for       800,000         128,000
  services related to the acquisition of
  oil and gas properties ($.16 per share)
Costs related to sales of stock                   -            (39,448)
Exercise of warrants in December 1999          543,333          86,933
  for services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in private   1,122,857         196,500
  offering which closed in December 1999
  ($.18 per share)
Costs related to sales of stock                  -             (95,470)
Issuance of shares in January 2000 for       1,000,000         125,000
  services related to the acquisition
  of oil and gas properties ($.13 per share)
Issuance of shares and warrants in private   4,000,000         600,000
  offering which closed in February 2000
  ($.15 per share)
Issuance of shares in February 2000 for     26,230,897       9,033,170
  the acquisition of East Wood
  ($.34 per share)
Exercise of warrant in February 2000 for       593,333         203,988
  services related to the acquisition
  of oil and gas properties ($.34 per share)

------------------------------------------------------------------------

                                                  COMMON STOCK
                                                   SUBSCRIBED
                                              SHARES           AMOUNT
                                           -----------     ------------
Issuance of shares in August 1999                   -      $         -
  to related parties for settlement
  of debt  ($.16 per share)
Issuance of shares in August 1999 for               -                -
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Exercise of warrants in September 1999 for          -                -
  services related to the acquisition  of oil
  and gas properties ($.16 per share)
Issuance of shares in September 1999 for            -                -
  services related to the acquisition
  of oil and gas properties ($.22 per share)
Issuance of shares in September 1999 for            -                -
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in                  -                -
  private offering which closed in
  September 1999 ($.25 per share)
Issuance of shares and special warrants in          -                -
  September 1999 for the acquisition of East
  Wood ($.13 per share)
Issuance of shares in September 1999 for            -                -
  services related to the acquisition of
  oil and gas properties ($.16 per share)
Costs related to sales of stock                     -                -
Exercise of warrants in December 1999               -                -
  for services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in private          -                -
  offering which closed in December 1999
  ($.18 per share)
Costs related to sales of stock                     -                -
Issuance of shares in January 2000 for              -                -
  services related to the acquisition
  of oil and gas properties ($.13 per share)
Issuance of shares and warrants in private          -                -
  offering which closed in February 2000
  ($.15 per share)
Issuance of shares in February 2000 for             -                -
  the acquisition of East Wood
  ($.34 per share)
Exercise of warrant in February 2000 for            -                -
  services related to the acquisition
  of oil and gas properties ($.34 per share)

--------------------------------------------------------------------------

                                                  SPECIAL SHARES
                                              SHARES          AMOUNT
                                           ------------    ------------
Issuance of shares in August 1999                    -     $         -
  to related parties for settlement
  of debt  ($.16 per share)
Issuance of shares in August 1999 for                -               -
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Exercise of warrants in September 1999 for           -               -
  services related to the acquisition  of oil
  and gas properties ($.16 per share)
Issuance of shares in September 1999 for             -               -
  services related to the acquisition
  of oil and gas properties ($.22 per share)
Issuance of shares in September 1999 for             -               -
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in                   -               -
  private offering which closed in
  September 1999 ($.25 per share)
Issuance of shares and special warrants in           -               -
  September 1999 for the acquisition of East
  Wood ($.13 per share)
Issuance of shares in September 1999 for             -               -
  services related to the acquisition of
  oil and gas properties ($.16 per share)
Costs related to sales of stock                      -               -
Exercise of warrants in December 1999                -               -
  for services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in private           -               -
  offering which closed in December 1999
  ($.18 per share)
Costs related to sales of stock                      -               -
Issuance of shares in January 2000 for               -               -
  services related to the acquisition
  of oil and gas properties ($.13 per share)
Issuance of shares and warrants in private           -               -
  offering which closed in February 2000
  ($.15 per share)
Issuance of shares in February 2000 for              -               -
  the acquisition of East Wood
  ($.34 per share)
Exercise of warrant in February 2000 for             -               -
  services related to the acquisition
  of oil and gas properties ($.34 per share)

---------------------------------------------------------------------------

                                            WARRANTS
                                              AND
                                           BENEFICIAL
                                           CONVERSION      ACCUMULATED
                                             FEATURE          DEFICIT
                                         -------------    -------------
Issuance of shares in August 1999        $         -       $        -
  to related parties for settlement
  of debt  ($.16 per share)
Issuance of shares in August 1999 for              -                -
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Exercise of warrants in September 1999 for         -                -
  services related to the acquisition  of oil
  and gas properties ($.16 per share)
Issuance of shares in September 1999 for           -                -
  services related to the acquisition
  of oil and gas properties ($.22 per share)
Issuance of shares in September 1999 for           -                -
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in                 -                -
  private offering which closed in
  September 1999 ($.25 per share)
Issuance of shares and special warrants in         -                -
  September 1999 for the acquisition of East
  Wood ($.13 per share)
Issuance of shares in September 1999 for           -                -
  services related to the acquisition of
  oil and gas properties ($.16 per share)
Costs related to sales of stock                    -                -
Exercise of warrants in December 1999              -                -
  for services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in private         -                -
  offering which closed in December 1999
  ($.18 per share)
Costs related to sales of stock                    -                -
Issuance of shares in January 2000 for             -                -
  services related to the acquisition
  of oil and gas properties ($.13 per share)
Issuance of shares and warrants in private         -                -
  offering which closed in February 2000
  ($.15 per share)
Issuance of shares in February 2000 for            -                -
  the acquisition of East Wood
  ($.34 per share)
Exercise of warrant in February 2000 for           -                -
  services related to the acquisition
  of oil and gas properties ($.34 per share)

-------------------------------------------------------------------------

                                                    TOTAL
                                                --------------
Issuance of shares in August 1999               $   500,000
  to related parties for settlement
  of debt ($.16 per share)
Issuance of shares in August 1999 for                96,000
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Exercise of warrants in September 1999 for           88,533
  services related to the acquisition  of oil
  and gas properties ($.16 per share)
Issuance of shares in September 1999 for            218,750
  services related to the acquisition
  of oil and gas properties ($.22 per share)
Issuance of shares in September 1999 for             48,000
  services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in                  300,000
  private offering which closed in
  September 1999 ($.25 per share)
Issuance of shares and special warrants in        5,895,840
  September 1999 for the acquisition of East
  Wood ($.13 per share)
Issuance of shares in September 1999 for            128,000
  services related to the acquisition of
  oil and gas properties ($.16 per share)
Costs related to sales of stock                     (39,448)
Exercise of warrants in December 1999                86,933
  for services related to the acquisition
  of oil and gas properties ($.16 per share)
Issuance of shares and warrants in private          196,500
  offering which closed in December 1999
  ($.18 per share)
Costs related to sales of stock                     (95,470)
Issuance of shares in January 2000 for              125,000
  services related to the acquisition
  of oil and gas properties ($.13 per share)
Issuance of shares and warrants in private          600,000
  offering which closed in February 2000
  ($.15 per share)
Issuance of shares in February 2000 for           9,033,170
  the acquisition of East Wood
  ($.34 per share)
Exercise of warrant in February 2000 for            203,988
  services related to the acquisition
  of oil and gas properties ($.34 per share)

See accompanying notes to these financial statements

             ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended June 30, 2000 and 1999


                                                     COMMON STOCK
                                                SHARES        AMOUNT
                                            -------------  -----------
Exercise of warrants in March 2000             400,000     $    60,000
  ($.15 per share)
Exercise of warrants in March 2000             400,000          72,000
  ($.18 per share)
Exercise of warrants in March 2000             600,000         180,000
  ($.30 per share)
Exercise of warrants in March 2000           1,464,524         263,614
  ($.18 per share)
Exercise of options in March 2000              120,000          30,000
  ($.25 per share)
Costs related to sales of stock                      -         (97,520)
Issuance of shares in April 2000 for           320,518          55,800
  services ($.15 - $.26 per share)
Issuance of shares in April 2000 for           600,000          84,360
  services ($.14 per share)
Issuance of shares in April 2000 for         2,000,000         250,000
  services ($.13 per share)
Issuance of shares in April 2000 for         1,825,000         313,718
  the acquisition of oil and gas
  properties ($.17 per share)
Issuance of shares in April 2000 to          1,281,115         256,223
  related parties for settlement of
  debt ($.20 per share)
Issuance of shares in May 2000 for             650,000         243,750
  the acquisition  of oil and gas
  properties ($.38 per share)
Issuance of shares in May 2000 for             940,000         323,172
  the acquisition  of oil and gas
  properties ($.35 per share)
Exercise of warrants in June 2000              310,001          96,875
  ($.31 per share)
Issuance of shares in June 2000 for          1,000,000         343,800
  the acquisition of oil and gas
  properties ($.34 per share)
Net earnings                                         -               -
                                            ------------   ------------
BALANCES, June 30, 2000                    126,384,006     $43,410,125
                                           =============   ============

-----------------------------------------------------------------------

                                                  COMMON STOCK
                                                   SUBSCRIBED
                                              SHARES           AMOUNT
                                           -----------     ------------
Exercise of warrants in March 2000                  -      $         -
  ($.15 per share)
Exercise of warrants in March 2000                  -                -
  ($.18 per share)
Exercise of warrants in March 2000                  -                -
  ($.30 per share)
Exercise of warrants in March 2000                  -                -
  ($.18 per share)
Exercise of options in March 2000                   -                -
  ($.25 per share)
Costs related to sales of stock                     -                -
Issuance of shares in April 2000 for                -                -
  services ($.15 - $.26 per share)
Issuance of shares in April 2000 for                -                -
  services ($.14 per share)
Issuance of shares in April 2000 for                -                -
  services ($.13 per share)
Issuance of shares in April 2000 for                -                -
  the acquisition of oil and gas
  properties ($.17 per share)
Issuance of shares in April 2000 to                 -                -
  related parties for settlement of
  debt ($.20 per share)
Issuance of shares in May 2000 for                  -                -
  the acquisition  of oil and gas
  properties ($.38 per share)
Issuance of shares in May 2000 for                  -                -
  the acquisition  of oil and gas
  properties ($.35 per share)
Exercise of warrants in June 2000                   -                -
  ($.31 per share)
Issuance of shares in June 2000 for                 -                -
  the acquisition of oil and gas
  properties ($.34 per share)
Net earnings                                        -                -
                                            ------------   ------------
BALANCES, June 30, 2000                        857,744     $  (214,436)
                                           =============   ============

-----------------------------------------------------------------------

                                                   SPECIAL SHARES
                                              SHARES          AMOUNT
                                           ------------    ------------
Exercise of warrants in March 2000                  -      $         -
  ($.15 per share)
Exercise of warrants in March 2000                  -                -
  ($.18 per share)
Exercise of warrants in March 2000                  -                -
  ($.30 per share)
Exercise of warrants in March 2000                  -                -
  ($.18 per share)
Exercise of options in March 2000                   -                -
  ($.25 per share)
Costs related to sales of stock                     -                -
Issuance of shares in April 2000 for                -                -
  services ($.15 - $.26 per share)
Issuance of shares in April 2000 for                -                -
  services ($.14 per share)
Issuance of shares in April 2000 for                -                -
  services ($.13 per share)
Issuance of shares in April 2000 for                -                -
  the acquisition of oil and gas
  properties ($.17 per share)
Issuance of shares in April 2000 to                 -                -
  related parties for settlement of
  debt ($.20 per share)
Issuance of shares in May 2000 for                  -                -
  the acquisition  of oil and gas
  properties ($.38 per share)
Issuance of shares in May 2000 for                  -                -
  the acquisition  of oil and gas
  properties ($.35 per share)
Exercise of warrants in June 2000                   -                -
  ($.31 per share)
Issuance of shares in June 2000 for                 -                -
  the acquisition of oil and gas
  properties ($.34 per share)
Net earnings                                        -                -
                                            ------------   ------------
BALANCES, June 30, 2000                             -      $         -
                                           =============   ============

-----------------------------------------------------------------------

                                            WARRANTS
                                              AND
                                           BENEFICIAL
                                           CONVERSION      ACCUMULATED
                                             FEATURE          DEFICIT
                                         -------------    -------------
Exercise of warrants in March 2000        $         -      $         -
  ($.15 per share)
Exercise of warrants in March 2000                  -                -
  ($.18 per share)
Exercise of warrants in March 2000                  -                -
  ($.30 per share)
Exercise of warrants in March 2000                  -                -
  ($.18 per share)
Exercise of options in March 2000                   -                -
  ($.25 per share)
Costs related to sales of stock                     -                -
Issuance of shares in April 2000 for                -                -
  services ($.15 - $.26 per share)
Issuance of shares in April 2000 for                -                -
  services ($.14 per share)
Issuance of shares in April 2000 for                -                -
  services ($.13 per share)
Issuance of shares in April 2000 for                -                -
  the acquisition of oil and gas
  properties ($.17 per share)
Issuance of shares in April 2000 to                 -                -
  related parties for settlement of
  debt ($.20 per share)
Issuance of shares in May 2000 for                  -                -
  the acquisition  of oil and gas
  properties ($.38 per share)
Issuance of shares in May 2000 for                  -                -
  the acquisition  of oil and gas
  properties ($.35 per share)
Exercise of warrants in June 2000                   -                -
  ($.31 per share)
Issuance of shares in June 2000 for                 -                -
  the acquisition of oil and gas
  properties ($.34 per share)
Net earnings                                        -           94,116
                                            ------------   ------------
BALANCES, June 30, 2000                    $  823,695     $(14,984,725)
                                           =============   ============

-----------------------------------------------------------------------

                                                    TOTAL
                                              --------------
Exercise of warrants in March 2000             $    60,000
  ($.15 per share)
Exercise of warrants in March 2000                  72,000
  ($.18 per share)
Exercise of warrants in March 2000                 180,000
  ($.30 per share)
Exercise of warrants in March 2000                 263,614
  ($.18 per share)
Exercise of options in March 2000                   30,000
  ($.25 per share)
Costs related to sales of stock                    (97,520)
Issuance of shares in April 2000 for                55,800
  services ($.15 - $.26 per share)
Issuance of shares in April 2000 for                84,360
  services ($.14 per share)
Issuance of shares in April 2000 for               250,000
  services ($.13 per share)
Issuance of shares in April 2000 for               313,718
  the acquisition of oil and gas
  properties ($.17 per share)
Issuance of shares in April 2000 to                256,223
  related parties for settlement of
  debt ($.20 per share)
Issuance of shares in May 2000 for                 243,750
  the acquisition  of oil and gas
  properties ($.38 per share)
Issuance of shares in May 2000 for                 323,172
  the acquisition  of oil and gas
  properties ($.35 per share)
Exercise of warrants in June 2000                   96,875
  ($.31 per share)
Issuance of shares in June 2000 for                343,800
  the acquisition of oil and gas
  properties ($.34 per share)
Net earnings                                        94,116
                                               ------------
BALANCES, June 30, 2000                        $29,034,659
                                               ============

See accompanying notes to these financial statements

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended June 30, 2000 and 1999

                                                2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                       $     94,116       $  (11,479,086)
  Adjustments to reconcile net
     earnings (loss) to net cash
     provided by (used by) operating
        activities:
     Deferred income tax benefit                       -           (1,845,000)
     Depreciation and depletion                1,116,049              159,329
     Amortization                                112,954              143,041
     Common stock and warrants issued
        for services and other expenses           28,800              947,750
     Loss on disposal of assets                        -            9,807,576
     Provision for inventory losses                    -              359,664
     Provision for oil & gas property loss             -            1,262,000
     Change in assets and liabilities net
        of effects from purchase of
      East Wood Equity Venture, Inc.
        Accounts receivable                   (1,031,451)             343,368
        Prepaid expenses                        (140,283)             219,119
        Accounts payable and accrued
           liabilities                          (397,696)             136,335
        Materials and supplies inventory          20,345              434,045
        Other                                          -              (55,785)
                                             ------------          -----------
      Net cash provided by (used by)
         operating activities                   (197,166)             432,356
                                             ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas
     properties                                  241,989               12,500
  Oil and gas properties purchased            (5,201,091)             (81,874)
  Other                                             (950)                   -
  Exploration and development costs
     capitalized                                (646,614)          (1,070,510)
  Acquisition of office furniture
     and equipment                              (170,032)             (31,883)
                                             ------------          -----------
      Net cash used by investing activities   (5,776,698)          (1,171,767)
                                             ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock and exercise of
     warrants                                  1,702,114             381,305
  Cash acquired in acquisition                    66,816                   -
  Costs related to sale of stock and
     issuance of notes payable                  (232,438)           (247,102)
  Issuance of notes payable and
     long-term debt                           10,081,425             451,518
  Repayment of notes payable and
     long-term debt                           (5,333,890)                  -
  Advances from (repayments to)
     related parties                                   -              77,011
                                             ------------        ------------
Net cash provided by financing activities      6,284,027             662,732
                                             ------------        ------------

NET INCREASE (DECREASE) IN CASH                  310,163             (76,679)

CASH - Beginning of period                         9,083              85,762
                                            ------------         -----------
CASH - End of period                        $    319,246          $    9,083
                                            ============         ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest                    $    584,285          $  315,215
  Conversion of debt and other
     liabilities to common stock                 756,223             100,000
  Oil and gas property acquired
     with note payable                         3,000,000                   -
  Oil and gas properties acquired
     with common stock                        16,497,200                   -
  Issuance of common stock for
     acquisition consulting fees                 748,329                   -
  Prepaid expenses acquired with
     common stock                                361,360                   -
  Extinguishment of convertible debentures             -           4,220,000
  Issuance of common stock for notes
     and accounts payable net of
     subscriptions receivable of $214,436              -             785,564
  Purchase of East Wood Equity Venture, Inc.
     Current assets, net of cash acquired    $   374,850          $        -
     Oil and gas properties, net               5,804,002                   -
     Office furniture and equipment, net          15,748                   -
     Liabilities assumed                      (4,965,234)                  -
                                            --------------       -------------
                                             $ 1,229,366         $         -
                                            ==============       =============

See accompanying notes to these financial statements

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 30, 1996, the Company organized Cotton Valley Operating Company, a Texas corporation (CV Operating) to operate the Company's oil and gas properties. The Company on February 25, 1997, organized Cotton Valley Energy, Inc., an Oklahoma corporation (CVEI) to acquire and operate the N.E. Alden Field properties in Caddo County, Oklahoma. CVEI commenced operations on March 3, 1997. Aspen Energy Corporation, a Nevada corporation (Aspen), was an inactive subsidiary of the Company, formed on May 1, 1996, which was used to accommodate the merger of Aspen Energy Corporation, a New Mexico corporation (Old
Aspen) into Aspen on July 31, 1997. The principal asset of Old Aspen was its interest in the Means Unit in Andrews County, Texas (Means Unit). On May 27, 1998, Aspen organized Cotton Valley Means, Inc. as a Texas corporation (CV Means) and transferred all of its interest in the Means Unit to CV Means to facilitate a $10 million financing relating to the development of this property.

In addition to CV Energy, CV Operating, CVEI, Aspen and CV Means, the Company organized Mustang Well Servicing Company, a Nevada corporation (Mustang Well Servicing), Mustang Oilfield Equipment Company, a Nevada corporation (Mustang Equipment), and Mustang Horizontal Services, Inc., a Nevada corporation (Mustang Horizontal) (collectively, Mustang Service Companies). All of the Company's subsidiaries are wholly owned by the Company, except for CV Means, which is a wholly-owned subsidiary of Aspen. On February 28, 2000 the Company's name was changed to Aspen Group Resources Corporation.

The Company was in the development stage through June 30, 1999. The year ended June 30, 2000 is the first year during which it was considered an operating company. The Company's principal business activity is to acquire, explore, and develop oil and gas properties.

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

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions. A provision for an oil and gas property loss of $1,262,000 was recognized in fiscal 1999.

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

Net Earnings (Loss) Per Share
Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options, and shares issued within a year prior to the initial filing of a registration statement are assumed to be outstanding for each year presented for purposes of the earnings (loss) per share calculation. Dilutive earnings per share for the years ended June 30, 2000 and 1999 are the same as basic earnings per share because the exercise of potentially dilutive securities does not have a significant effect on dilutive earnings per share.

Cash Flow Statement
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation
Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS 123), which was effective for the Company beginning with its 1997 fiscal year, requires recognition of compensation expense for grants of

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock, stock options, and other equity instruments based on fair value. If the grants are to employees, companies may elect to disclose only the pro forma effect of such grants on net income and earnings per share in the notes to financial statements and continue to account for the grants pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected the pro forma disclosure alternative for employee grants.

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

Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not anticipate a material impact on its financial position or results of operations.

In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement amends the accounting and reporting standards of SFAS No. 133 for certain instruments and certain hedging activities. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Board relating to the Derivative Implementation Group (DIG) process. Certain decisions arising from the DIG process that required specific amendments to SFAS No. 133 are incorporated in this Statement. The statement is effective concurrently with SFAS No. 133 according to the provisions of paragraph 48 of SFAS No. 133. The Company does not anticipate a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not anticipate a material impact on its financial position or results of operations.

In April 2000, the FASB issued Financial Interpretation Number (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25. FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

3.     OIL AND GAS PROPERTIES

East Wood Equity Venture, Inc.
During August 1999 the Company organized a Texas corporation Aspen Energy Group, Inc (AEG) as a wholly-owned subsidiary. On September 16, 1999 AEG entered into an agreement, effective July 1, 1999, to acquire 50% of the outstanding equity

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of East Wood Equity Venture, Inc. (East Wood), an oil and gas company, in exchange for the Company issuing 25,000,000 shares of common stock, and 21,230,897 special warrants (each exercisable for one share). On February 28, 2000, the Company acquired the remaining 50% of the outstanding equity shares of East Wood for 26,230,897 shares of common stock and issuance of a note payable in the amount of $3,000,000. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly East Wood's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $17.9 million, which exceeded the net assets of East Wood by approximately $16.6 million. The excess was allocated to oil and gas properties and will be amortized.

The following unaudited pro forma data summarize the results of operations for the years ended June 30, 2000 and 1999 as if the acquisition had been completed on July 1, 1998, the beginning of the 1999 fiscal year.

Pro Forma Information                           2000              1999
                                            -----------     -------------
Net sales                                   $ 3,481,718     $  1,936,131
Net earnings (loss)                         $   343,375     $(11,362,024)
Net earnings (loss) per share               $         -     $       (.57)

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on July 1, 1998 or that may be obtained in the future.

Mercer Oil and Gas Co.
Effective April 1, 2000, the Company entered into a share purchase agreement to acquire 100% of Mercer Oil and Gas Company (Mercer), an oil and gas company, for 1,000,000 shares. Mercer is a company affiliated with an officer of the Company. Prior to the closing of the share purchase agreement, the Company purchased certain oil and gas property interests of Mercer for $300,000 in cash. For financial statement purposes the acquisition was accounted for as a purchase. The aggregate purchase price was $343,800. The pro forma effects of the acquisition has no effect on revenues, earnings or per share amounts as Mercer had no results of operations prior to the date of acquisition.

4.     NOTES PAYABLE AND LONG-TERM DEBT

On April 28, 2000, the Company entered into a credit agreement with a bank under which it may borrow up to $25,000,000 limited to the borrowing base as determined by the lender. The commitment amount was $12,160,000 at June 30, 2000. At June 30, 2000, there was $9,790,560 of outstanding borrowings under this agreement. Interest on outstanding borrowings currently accrues at the bank's base rate of interest plus one-half percent (base rate is 9.5% at June 30, 2000). The agreement also provides for a commitment fee of one-half percent per annum on the average unused portion of the commitment. A facility fee of one-half percent is assessed for increases in the commitment amount. The facility is secured by the Company's oil and gas properties. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At June 30, 2000, the Company was in compliance with those loan covenants.

Interest is payable monthly and the credit agreement requires monthly commitment reductions as determined by lender. The monthly commitment reduction amount as of June 30, 2000 was $160,000. The credit agreement matures on April 10, 2004. Annual required commitment reductions of the credit agreement for the four years subsequent to June 30, 2000 based on the current monthly commitment reduction amount are $1,920,000, $1,920,000, $1,920,000 and $4,030,560 for fiscal years ending June 30, 2001, 2002, 2003 and 2004, respectively.

In connection with the acquisition of certain oil and gas properties, the Company, on February 28, 2000, issued a $3,000,000 convertible 9% note payable. All unpaid principal and interest is due on or before December 31, 2000; provided that at any time the Company proposes to pay this note payable, the payees have the right, at their sole option, to receive all or any portion of the amount outstanding by the issuance to the payees of 20,000,000 common stock of the Company.

Sale of Convertible Debentures
On December 30, 1997, the Company completed the private placement of $4,320,000 Convertible Debentures to a group of nine institutional investment firms. The

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Convertible Debentures were due December 31, 2001 and were secured by equipment and other assets of the Company. Interest was payable annually at 7%. The Convertible Debentures were convertible into shares of the Company's Common Stock and Debenture Warrants, subject to adjustment upon certain events. During October 1998, the Company and each Convertible Debentureholder agreed to certain amendments to the Convertible Debentures and related documents, including a waiver of the event of default. As consideration for the waiver, the Company issued a total of 400,000 shares on a pro rata basis to each Convertible Debentureholder. Additionally, the Company issued and delivered to the Convertible Debentureholders approximately 1.6 million shares of common stock in lieu of accrued interest and penalties of approximately $400,000 on the Convertible Debentures for December 30, 1997 through December 31, 1998.

A beneficial conversion feature was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to stockholders' equity. The estimated fair value of $479,162 has been recorded as a discount to the note and was amortized from the issue date to the date the debenture was scheduled to become convertible.

On March 26, 1999 the Company assigned to the holders (Holders) of its then outstanding $4.22 million of Convertible Debentures, assets (Transferred Assets) having a book value of approximately $13 million in exchange for a release from all obligations, including repayment and/or conversion, under the Convertible Debentures. The obligations under the Convertible Debentures were assumed by Mustang Well Servicing Company (MWSC) and the Company's ownership interest in MWSC was transferred to an unrelated third party. Pursuant to an agreement for conveyances in lieu of foreclosure between the Company, its subsidiaries and the holders of the Convertible Debentures, the Company is entitled to the return of all remaining Transferred Assets (well servicing equipment, horizontal drilling equipment, certain oil and gas leases plus the remaining working interest in the Company's Cheneyboro leases in Navarro County, Texas) and remaining cash from the sale of Transferred Assets once the Holders have received $4.22 million (plus interest and certain expenses, less revenues and less 50% of the proceeds from sales of certain shares of common stock) from the sale of the Transferred Assets. In connection with the transaction the Company has recorded a pre-tax loss on disposition of assets of approximately $9,808,000.

Means Credit Facility
On June 12, 1998, CV Means entered into a credit agreement with Triassic Energy Partners, L.P. (Triassic), an affiliate of Cambrian Capital Corporation whereby CV Means could borrow up to $10,000,000 on a multiple-advance, non-revolving basis (Means Credit Facility).

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

At June 30, 1999, the entire amount of the note payable, $840,118, was included in current liabilities as the Company was in default under the terms of the Means Credit Facility. On May 23, 2000, the accrued interest and outstanding principal balance of the note totaling $994,723 was paid.

5.     STOCKHOLDERS' EQUITY

During the year ended June 30, 2000, the Company initiated three private placement of its common stock, with warrants attached as set forth below.

     The Company sold 1,200,000 shares and 1,200,000 warrants exercisable for $.30 per share until September 30, 2002 for proceeds of $300,000.

     The Company sold 1,122,857 shares and 1,122,857 warrants exercisable for $.18 per share until June 15, 2001 for proceeds of $196,500.

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company sold 4,000,000 shares and 4,000,000 warrants exercisable for $.18 per share until June 15, 2001 for proceeds of $600,000.

In fiscal year 2000, additional options and warrants were granted as set forth below.

    Option to acquire 120,000 units (one common share and one common share purchase warrant) for $.25 per share through September 30, 2001 were granted in connection with a private placement. This option was exercised in fiscal 2000 and the common share purchase warrants were issued and are exercisable for $.30 per share through September 30, 2002.

    Option to acquire 112,286 units (one common share and one common share purchase warrant) for $.18 per share through June 15, 2001 were granted in connection with a private placement.

    Option to acquire 400,000 units (one common share and one common share purchase warrant) for $.18 per share through June 15, 2001 were granted in connection with a private placement. This option was exercised in fiscal 2000 and the common share purchase warrants were issued and are exercisable for $.18 per share through June 15, 2001.

    Options to acquire 2,000,000 shares for $.16 - $.31 per share through August 27, 2000 were granted in connection with an acquisition.
    Option to acquire 100,000 shares for $.14 per share through February 1, 2006 were granted in connection with services rendered.

    Option to acquire 8,000,000 shares for $.24 per share through February 22, 2003 were granted to certain officers, employees and directors.

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

The following tables summarizes the option and warrant activity for the years ended June 30, 2000 and 1999:


                                    June 30, 2000        June 30, 1999

                                            Weighted                Weighted
                                            Average                  Average
                               Number of    Exercise     Number of  Exercise
                                Shares       Price         Shares     Price
                               ---------    --------     ---------  --------
Outstanding, beginning of year 5,563,800    $ 1.10       3,908,975   $ 1.87
Granted to:
    Employees, officers and
       directors               8,000,000       .24         150,000      .25
    Others                     9,575,143       .20       1,628,825      .22
    Expired/canceled          (3,749,629)      .74        (124,000)    2.60
    Exercised                 (4,984,524)      .22               -        -
                              -----------                ----------
   Outstanding, end of year   14,404,790       .43       5,563,800     1.10
                              ===========                ==========

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All outstanding warrants and options, except for 150,000 options, were exercisable at June 30, 2000. If not previously exercised, warrants and options outstanding at June 30, 2000 will expire as follows:



                                                                    Weighted
                                                                     Average
                                                         Number of  Exercise
                           Year Ending June 30,           Shares     Price
                           ---------------------        ---------  --------

                                 2001                   4,130,619  $   .36
                                 2002                   2,154,171     1.05
                                 2003                   8,020,000      .29
                                 2004                           -        -
                                 2005                      25,000      .14
                                 2006                      75,000      .14
                                                        ---------
                                 Total                 14,404,790
                                                       ==========

Presented below is a comparison of the weighted average exercise prices and market price of the Company's common stock on the measurement date for all warrants and stock options granted during fiscal years 2000 and 1999:


                        2000                             1999
             Number of   Exercise   Market     Number of   Exercise   Market
              Shares      Price     Price       Shares      Price     Price
             ---------   --------   ------     ---------   --------   ------
Fair value equal to
exercise
price       13,803,334   $   .22    $  .22     1,778,825   $   .22    $  .22
Fair value greater
than exercise
price                -   $     -    $    -             -   $     -    $    -
Exercise price
greater than fair
value        3,771,809   $   .22    $  .18             -   $     -    $    -

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost has not been recognized for grants of options and warrants to employees and directors unless the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option or warrant holder.


                                              Year Ended June 30,
                                         2000                 1999
                                         -------------------------
Net earnings (loss) applicable
to common stockholders:
       As reported                      $  94,116      $ (11,479,086)
       Pro forma                    $  (1,544,760)     $ (11,499,526)
Net earnings (loss) per common share:
       As reported                  $           -      $        (.57)
       Pro forma                    $        (.02)     $        (.57)

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each non employee option granted in 1999 and each employee option and warrant granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             Year Ended June 30,
                                           2000               1999
                                           -----------------------
          Expected volatility              128%                99%
          Risk-free interest rate          5.5%               5.5%
          Expected dividends                -                  -
          Expected terms (in years)        5.0                5.0

6.     RELATED PARTY TRANSACTIONS

Effective April 1, 2000, the Company acquired ownership interests in 35 oil and gas producing properties and 239 net mineral acres from a company affiliated with an officer of the Company for 940,000 shares of common stock. The stock was recorded at $343,800.

During fiscal 2000, the Company issued 3,125,000 shares of common stock in settlement of $500,000 of accrued salaries and advances from related parties, and 1,281,115 shares of common stock in settlement of a $256,223 note payable to a related party.

Legal expenses of $14,000 were paid to a firm of which an officer of the Company is a stockholder during fiscal 2000.

7.     INCOME TAXES

The Company's deferred tax assets (liabilities) consist of the following:

                                                            June 30,
                                                    2000                1999
Deferred tax liabilities:   Difference
in bases of oil and gas properties acquired       $       -       $ (1,598,000)
   Costs capitalized for books and deducted
            for tax                                (797,000)          (759,000)
                                                 --------------   -------------
           Total deferred tax liabilities          (797,000)        (2,357,000)
Deferred tax asset (net operating loss
  carryforwards)                                  6,232,000          5,204,000
Less valuation allowance                         (5,435,000)        (2,847,000)
                                                ---------------   -------------
           Net deferred tax liability            $        -       $          -
                                                ===============   ==============

The difference from the expected income tax expense for the year ended June 30, 2000 at the statutory federal tax rate of 34% and the actual income tax expense is primarily the result of net operating loss carryforwards. The difference from the expected income tax benefit for the year ended June 30, 1999 at the statutory federal tax rate of 34% and the actual income tax benefit is primarily the result of deferred tax assets which more likely than not, will not be realized.

At June 30, 2000, the Company has available net operating loss carryforwards of approximately $18,331,000 to reduce future taxable income. These carryforwards expire from 2001 to 2019.

8.     CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with banks primarily in Oklahoma City, Oklahoma. The terms of these deposits are on demand to minimize risk. The Company has not experienced any losses related to these cash deposits and believes it is not exposed to any significant credit risk.

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable consist of uncollateralized receivables from domestic and international customers primarily in the oil and gas industry. To minimize risk associated with international transactions, all sales are denominated in U.S. currency. The Company routinely assesses the financial strength of it customers. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. The Company had one customer that accounted for approximately 18% of gas sales revenue and one customer that accounted for approximately 11% of oil sales revenues for the year ended June 30, 2000.

Fair value of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

9.     COMMITMENTS AND CONTINGENCIES
Leases
The Company conducts its operations utilizing leased facilities under long-term lease agreements, classified as operating leases. The Company also leases certain equipment and vehicles under operating leases. Certain leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses and contain purchase options.

Future minimum lease payments in the aggregate required by noncancellable operating leases with initial or remaining terms in excess of one year are $224,756, $232,693, $221,088, $127,389 and $27,066 for fiscal years ending June
30, 2001, 2002, 2003, 2004 and 2005, respectively.  Total rent expense, all of which was minimum rentals, for fiscal 2000 and 1999 was approximately $111,200 and $91,000, respectively and is net of sublease rentals of $44,600 in 2000.

Litigation
The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The Company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the financial position or results of operations of the Company.

Guarantee of Debt
The Company is the guarantor of certain obligations of Hat Creek Exploration in the aggregate amount of $4,000,000 in connection with the purchase of certain oil and gas properties. The note payable is dated May 4, 2000, bears interest at 8%, and is payable in monthly installments over nine years. The debt is expected to be paid with proceeds from the revenue interest in the oil and gas properties. In the opinion of management, the ultimate disposition of this guarantee will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

Letters of Credit
At June 30, 2000, the Company had $125,940 of outstanding letters of credit.

Employment Contracts
The Company maintains employment contracts with two officers through 2005 that provide for a minimum annual salary, benefits and incentives based on the Company's earnings. The contracts provide for lump sum severance payments, certain benefits and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. At June 30, 2000, the total commitment, excluding incentives, was $1,148,000.

Environmental Matters
The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. Although environmental assessments are conducted on all purchased properties, in the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company. No claim has been made, nor is the Company aware of any liability, which it may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

Year 2000
The Company's computer systems and products successfully transitioned to the Year 2000 with no significant problems. The Company will continue to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these dates or events. To date, the Company has not incurred material costs associated with Year 2000 compliance or any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 200 compliance efforts will not be material.

10.     SUPPLEMENTAL INFORMATION (UNAUDITED)

     Costs incurred by the Company with respect to its oil and gas producing activities are set forth below.


                                                    Years Ended June 30,
                                                2000                  1999
                                          -----------------       --------------
Exploration activities                    $              -        $      26,500
Proved property acquisition cost                29,954,437               81,874
Development costs                                  646,614              677,501
Drilling & well service equipment
  acquisition cost                                       -                    -
Drilling & well service equipment
  tooling out cost                                       -                    -
                                          -----------------       --------------
             Total                        $     30,601,051        $     785,875
                                          =================       ==============


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

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth proved oil and gas reserves at June 30, 2000, 1999 and 1998 together with changes therein:

                                        Oil and               Natural
                                       Condensate               Gas
                                         (BBLS)                (MCF)
                                    --------------         -------------
Balance at June 30, 1998               5,770,000             12,761,000
    Purchase of minerals in place              -                      -
    Production                           (12,000)              (106,000)
    Sales/disposal of minerals
        in place                      (2,438,000)           (10,353,000)
    Revision of prior estimates         (192,000)            (2,302,000)
                                    --------------         -------------
Balance at June 30, 1999               3,128,000                      -
                                    ==============         =============

    Purchase of minerals in place      2,278,000             34,449,000
    Production                           (34,000)              (966,000)
    Sales/disposal of minerals in place        -                      -
    Revision of prior estimates                -                      -
                                    --------------         -------------
Balance at June 30, 2000               5,372,000             33,483,000
                                    ==============         =============

Proved developed reserves at June 30:
           1999                           36,000                      -
                                    --------------         -------------
           2000                        1,293,000              16,376,000
                                    ==============         =============

The standardized measure of discounted future net cash flows at June 30, 2000 and 1999 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process described above are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Standardized measure of discounted future net cash flows relating to proved reserves:


                                                       At June 30,
                                              2000                  1999
                                          --------------       --------------
Future cash inflows                       $  324,553,000       $   53,178,000
Future production costs                      (76,939,000)         (17,657,000)
Future development costs                     (17,650,000)         (11,260,000)
                                          ---------------      ---------------
Future net cash flows, before income tax     229,964,000           24,261,000
Future income tax expenses                   (72,642,000)          (7,278,000)
                                          ---------------      ---------------
Future net cash flows                        157,322,000           16,983,000
10% discount to reflect timing of net
     cash flows                              (82,801,000)          (5,661,000)
                                          ---------------      ---------------
Standardized measure of discounted
     future net cash flows                $   74,521,000       $   11,322,000
                                          ===============      ===============

            ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in standardized measure of discounted future net cash flows relating to proved reserves:

                                                       At June 30,
                                                2000                  1999
                                           --------------       --------------
Standardized measure, beginning of period  $    11,322,000      $   25,733,000
Net change in prices and production costs       43,006,000             746,000
Accretion of discount                          (77,140,000)          1,197,000
Sales of oil and gas, net of production costs   (2,508,000)           (118,000)
Sales and disposition of reserves in place               -         (22,795,000)
Purchase of reserves, net of future development
Costs                                          152,455,000                   -
Development costs which reduced future
development costs                                  647,000                   -
Revisions of quantity estimates                 12,103,000          (2,705,000)
Change in timing of production and other                 -                   -
Net changes in income taxes                    (65,364,000)          9,264,000
                                           ----------------     ---------------
Standardized measure, end of period        $    74,521,000      $   11,322,000
                                           ================     ===============

12.     SUBSEQUENT EVENT

On August 7, 2000, the Company signed an agreement to acquire the oil and gas operations of Crawford Oil Company and Leiker-Crawford Oil Company for a cash purchase price of $1,375,000. This purchase includes wells, leases, equipment,
licenses, instruments and production.   The Company financed the acquisition
with credit available under its credit agreement  (see Note 4).

13.     EARNINGS PER SHARE

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.
                                                       At June 30,
                                              2000                  1999
                                          --------------       --------------
Net earnings (loss)                       $      94,116        $  (11,479,086)
Effect of dilutive securities                         -                     -
                                          --------------       --------------
Net earnings (loss) after effect of
   dilutive securities                    $      94,116        $  (11,479,086)
                                          ==============       ==============
Weighted average number of common shares
   used in basic earnings per share          83,676,588            20,036,818
Effect of dilutive securities
    Stock options and warrants                  884,895                     -
                                          -------------        ---------------
Weighted average number of common shares and
   dilutive potential commons stock used in
   diluted earnings per share                84,561,483            20,036,818
                                          =============        ===============

Options and warrants to purchase approximately 9,266,000 shares of the Company's common stock, with exercise prices of ranging from $.25 to $3.50, were excluded from the June 30, 2000 diluted earnings (loss) per share calculation because their effects were antidilutive.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

                                PART III

     Information required in response to Items 9, 10, 11 and 12 will appear in the Company's proxy statement to be filed within 120 days of the year end covered hereby, and will be incorporated by reference into this Annual Report.

                                 PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-KSB

(a)(1) Financial Statements: See Index to Consolidated Financial Statements on page 20.
(a)(2)      Exhibits: See Exhibit Index on page 42.
(b) During the last quarter of the fiscal year ending June 30, 2000, the Company filed a Report on Form 8-KSB reporting actions taken at the Company's Annual Meeting of Stockholders, which included election of directors, appointment of auditors, approval of the exercise of certain special warrants to acquire stock, approval of an amendment to the Company's 1997 stock compensation plan, approval of future private placements of the Company's common stock for the purposes of acquisitions and providing additional funding to the Company upon consent of 75% of the directors of the Company and approval in a change in the name of the Company to "Aspen Group Resources Corporation."

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2000.

                            ASPEN GROUP RESOURCES CORPORATION(Registrant)

                            By:     /s/ Jack E. Wheeler
                                        Jack E. Wheeler
                            Chairman of the Board, President
                            and Chief Executive Officer
                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                          Title                        Date

/s/     Jack E. Wheeler   Chief Executive Officer       September 25, 2000
     Jack E. Wheeler               and Director

/s/     James E. Hogue                Director          September 25, 2000
James E. Hogue

/s/     Anne Holland                  Director          September 25, 2000
     Anne Holland

/s/     Wayne T. Egan                 Director          September 25, 2000
     Wayne T. Egan

/s/     Randall B. Kahn               Director          September 25, 2000
     Randall B. Kahn

ASPEN GROUP RESOURCES CORPORATION

EXHIBITS INDEX

Exhibit
Number                                    Description
------------          --------------------------------------------------
3(a)(1)*                     Articles of Amalgamation
3(a)(2)*                     Amendment to Articles of Amalgamation
3(b)*                        Bylaws
4*                           Description of the Common Stock
21                           Subsidiaries
23                           Consent of American Energy Advisors
27                           Financial Data Schedule

*Previously filed and incorporated by reference herein.

EXHIBIT 21

SUBSIDIARIES

(i)      Aspen Energy Corporation, a New Mexico corporation (inactive)
(ii)     Aspen Energy Group, Inc., a Nevada corporation
(iii)    Aspen Minerals Group, Inc., a Nevada corporation
(iv)     Cotton Valley Energy, Inc., an Oklahoma corporation (inactive)
(v)      Cotton Valley Means, Inc., a Texas corporation (inactive)
(vi)     Cotton Valley Operating Company, a Texas corporation (inactive)
(vii)    East Wood Equity Ventures, Inc., a Colorado corporation

EXHIBIT 23

CONSENT OF INDEPENDENT PETROLEUM ENGINEERS

We hereby consent to the reference of our name in the Annual report on Form 10-KSB of Aspen Group Resources
Corporation for the year ended June 30, 2000, to which this consent is an exhibit.

/s/ American Energy Advisor

EXHIBIT 27

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED STATEMENTS OF OPERATIONS AND THE CONSOLIDATED BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE JUNE 2000 10-KSB. [/LEGEND]

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUN-30-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                         319,246
[SECURITIES]                                         0
[RECEIVABLES]                                1,297,730
[ALLOWANCES]                                         0
[INVENTORY]                                     77,305
[CURRENT-ASSETS]                             2,182,063
[PP&E]                                      42,404,093
[DEPRECIATION]                               1,882,870
[TOTAL-ASSETS]                              42,774,666
[CURRENT-LIABILITIES]                        5,869,447
[BONDS]                                      7,870,560
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    44,019,384
[OTHER-SE]                                (14,984,725)
[TOTAL-LIABILITY-AND-EQUITY]                42,774,666
[SALES]                                      3,481,718
[TOTAL-REVENUES]                             3,481,718
[CGS]                                        2,080,397
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               392,584
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             665,362
[INCOME-PRETAX]                                 94,116
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             94,116
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    94,116
[EPS-BASIC]                                        0
[EPS-DILUTED]                                        0