Form 10KSB/A
ASPEN GROUP RESOURCES CORP
filed 2000-10-30
CIK 1023947

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                            ________________

                              FORM 10-KSB/A

                             AMENDMENT NO. 1

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000.

Commission file number 0-28814

                   Aspen Group Resources Corporation
    (Exact name of small business issuer as specified in its charter)

      Yukon, Canada                         98-0164357
(State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification No.)

  3300 Bank One Center, 100 North Broadway, Oklahoma City, OK 73102
        (Address of principal executive offices and zip code)

  Registrant's telephone number, including area code:  (405) 606-8500

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x       No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or
any amendment to this Form 10-KSB/A.   [x]

     The Issuer's revenues for the fiscal year ended June 30, 2000, were $3,481,718.

     The aggregate market value of common stock held by non-affiliates of the Issuer, computed by reference to average bid and asked prices of such common stock as of October 20, 2000, was $21,515,966.

     The number of shares outstanding of the registrant's common stock was 131,159,006 shares as of October 20, 2000.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following is a list of the names and ages of each of the Company's directors and executive officers:

Name                     Age    Position
Jack E. Wheeler(1)       51     Chairman of the Board, President,
                                Chief Executive Officer and Director
Ron Mercer               52     Executive Vice-President, Chief Operating
                                Officer
Sam Hammons              50     Vice-President, General Counsel
James E. Hogue(1)(2)     64     Director
Wayne T. Egan(1)(2)      38     Director
Anne L. Holland(2)       56     Director
Randall B. Kahn(1)       40     Director
Peter Lucas              46     Senior Vice President, Chief Financial Officer
___________________
(1) Member of Audit Committee
(2) Member of Compensation Committee

     Jack E. Wheeler has served as a Director, Chairman of the Board and Chief Executive Officer of the Corporation since September 16, 1999. Prior to that he has been the Managing Partner of Crown Partners LLC Minerals Division (currently East Wood Equity Venture, Inc.) for more than the past five (5) years. Mr. Wheeler is an attorney who received his A.A. from Lon Morris University in 1969, a B.A. from Texas A&M University in 1970, an M.A. in 1974 from the University of Colorado, and his J.D. from the University of Houston in 1975.

     Ron Mercer was appointed Executive Vice-President and Chief Operating Officer of the Corporation effective September 16, 1999. Prior thereto, Mr. Mercer has acted as President responsible for the daily operations of Mercer Oil and Gas Company and Armer LLC for the past 5 years. He is a Professional Engineer with over 30 years experience in oil and gas asset management. He is a Registered Professional Engineer in Texas and Oklahoma, and a Member of the Society of Professional Engineers and Society of Petroleum Engineers. Mr. Mercer received his B.Sc. in Petroleum Engineering from Texas Tech University.

     James E. Hogue was President, Chief Operating Officer and a Director of the Corporation from June 17, 1996 to September 15, 1999. He currently serves solely as a Director of the Corporation. Mr. Hogue has also been a Director, President and major Shareholder of Third Coast Capital, Inc., a Venture Capital Company since 1988.

     Sam Hammons was appointed effective September 16, 1999 as Vice-President and General Counsel of the Corporation. He is an attorney with over 25 years experience, and is former President of the Law Firm of Hammons & Vaught. Mr. Hammons was formerly an Assistant for Energy Natural Resources to Governor David Boren in Oklahoma, and an Administrative Assistant to Governor George Nigh in Oklahoma. Mr. Hammons is a graduate of Oklahoma Baptist University and received a J.D. from Oklahoma University and a Masters in International Relations from Oklahoma University.

     Wayne T. Egan is a Partner of the Law Firm of Weir & Foulds, and practices in the Securities Law Section. He received an LLB from Queen's University Law School in 1988 and a Bachelor of Commerce degree from the University of Toronto in 1985. He is a Member of the Canadian Bar Association. Weir & Foulds serves as the Corporation's Corporate Counsel in Ontario, Canada.

     Anne L. Holland has been the President of MAYCO Petroleum Co., a Crude Oil Trading Company, since 1990. Ms. Holland devotes her principal working time to her position as President of MAYCO Petroleum Co. and acts as a Director of the Corporation.

     Randall B. Kahn currently is President of Pharma Capital, a Venture Capital Company located in St. Louis, Missouri. From 1994 to 1999 Mr. Kahn served as Chief Executive Officer of Tiffany Industries, an office furniture manufacturer in St. Louis, Missouri. Prior thereto, Mr. Kahn was a litigation attorney from 1993 to 1994 with Paule, Camazine and Blumenthal, a Law Firm in St. Louis, Missouri and prior thereto was a litigation attorney with Susman, Chermer, Rimmel & Shifrin, a Law Firm in St. Louis, Missouri from 1989 to 1993. Mr. Kahn received a BA in English Literature from Colorado College in 1982 and received a JD Environmental Law Honours from Northwestern School of Law, Portland, Oregon.

     Peter Lucas is interim Chief Financial Officer of the Corporation and previously served as Chief Financial Officer from August 1995 to April 1997. Mr. Lucas served as Chief Financial Officer of WesTower Corporation, a public provider of telecommunications sites and wireless network services, from April 1997 to September 1999. Mr. Lucas received a Bachelor of Commerce degree from the University of Alberta. He is a director of Ubiquitel, Inc. a public corporation.

Director Compensation

     Directors who are not Aspen employees receive $500 per meeting of the board and $500 per committee meeting not held on the same date as a board meeting. Directors are permitted to accept stock in lieu of cash. Employee directors receive no extra compensation for service on the board.

Family Relationships

     There are no family relationships among the Company's directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Executive Officers and Directors, and persons beneficially owning more than 10% of the Corporation's Stock to file initial reports of ownership and reports of changes in ownership with the United States Securities and Exchange Commission ("SEC") and with the Corporation. The Corporation is not aware of any transactions in its outstanding securities by or on behalf of any Director, Executive Officer or 10% Holder of the Common Stock, which require the filing of any report pursuant to Section 16(a) of the Exchange Act that was not filed with the Corporation.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or to be paid to certain of Aspen's executive officers, directly or indirectly, for services rendered in all capacities for fiscal years 1998, 1999 and 2000.


SUMMARY COMPENSATION TABLE


   Annual Compensation(1)               Long Term Compensation

                                                  Other
 Name                                             Annual        Options/
 And                                              Compen-         SARs
Principal         Year       Salary      Bonus    sation        Granted
Position                     (US$)      (US$)      (US$)           (#)
  (a)             (b)          (c)        (d)        (e)           (f)
_______________________________________________________________________________
Jack E.          2000       $112,500       -          -          3,000,000
Wheeler
Director,
Chairman of
the Board,
Chief
Executive
Officer and
President

Ron Mercer       2000       $48,000        -          -          1,500,000
Executive
Vice-President
and Chief
Operating
Officer

Sam              2000        $16,000        -          -           500,000
Hammons
Vice-President
and General
Counsel

Eugene A.        2000        $150,000       -          -              -
Soltero          1999         150,000       -          -              -
Director,        1998         160,000       -          -           300,000
Chairman of
the Board and
Chief
Executive
Officer (2)

James E.         2000        $150,000       -          -           500,000
Hogue            1999         150,000       -          -              -
Director,        1998         160,000       -          -           300,000
President and
Chief
Operating
Officer(3)

Peter Lucas      2000        $ 45,000       -          -          500,000
Senior Vice
President,
Chief Financial
Officer(4)

_______________________________
Notes:

(1) Certain of the Corporation's Executive Officers receive personal benefits in addition to salary. The aggregate amount of these benefits, however, does not exceed the lesser of $50,000 or 10% of the total annual salary reported for the executives.
(2) Mr. Soltero resigned as a Director and Officer of the Corporation effective September 14, 1999.

(3) Mr. Hogue resigned and was replaced as the President and Chief Operating Officer by Jack E. Wheeler on September 17, 1999.
(4) Mr. Lucas resigned as an Officer of the Corporation effective April 15, 1997 and was appointed Chief Financial Officer on March 13, 2000.

Option/SAR Grants (Period ended June 30, 2000)

The following options were granted to Named Executive Officers under the Corporation's Stock Option Plan in the fiscal year ended June 30, 2000:


Name             Number of Options      Exercise Price (1)     Expiry Date
                       (#)                    ($ US)
_______________________________________________________________________________
Jack E. Wheeler     3,000,000                 $0.235          February 21, 2003
Sam Hammons           500,000                 $0.235          February 21, 2003
Ron Mercer          1,500,000                 $0.235          February 21, 2003
Peter Lucas           500,000                 $0.235          February 21, 2003
James Hogue           500,000                 $0.235          February 21, 2003
_________________________
Notes:

(1) In compliance with the Business Corporations Act (Yukon), the high and low trading price of the Corporation's Common Shares on the OTC Bulletin Board for the thirty (30) days prior to February 21, 2000 was US$0.34 and US$0.10, respectively.

Aggregated Option/SAR Exercises (Period ended June 30, 2000) and Financial Year-End Option/SAR Values

The following table sets forth information regarding the value of unexercised options held by named Executive Officers as of June 30, 2000.

                                                                Value of
                                                               Unexercised
                                             Unexercised      in-the-Money
                                             Options/SARs     Options/SARs
                Securities       Aggregate    at FY-End         at FY-End
                Acquired on        Value          (#)            ($ US)
                 Exercise        Realized    Exercisable/      Exercisable/
Name               (#)              ($)     Unexercisable     Unexercisable
___________________________________________________________________________
Jack E. Wheeler     0                0      3,000,000/0        $45,000/$0
Sam Hammons         0                0        500,000/0         $7,500/$0
Ron Mercer          0                0      1,500,000/0        $22,500/$0
Peter Lucas         0                0        500,000/0         $7,500/$0
James Hogue         0                0        583,333/0         $7,500/$0

Employment Agreements

The Corporation does not have employment contracts with any of its Executive Officers, other than with Jack Wheeler, its Chairman, President and Chief Executive Officer and Ron Mercer, Executive Vice-President and Chief Operating Officer. The agreement with Mr. Wheeler is effective until September 17, 2004, and he is paid a base salary of US$150,000 per year, to be reviewed annually by the Board of Directors of the Corporation. The agreement with Mr. Mercer is effective until January 1, 2005, and he is paid a base salary of US$96,000 per year, to be reviewed annually by the Board of Directors of the Corporation. Mr. Mercer's annual salary was increased to US$120,000 per year effective
September 1, 2000. Under the terms of both Employment Agreements, in the event of termination without cause or change of control, each is to receive sixty (60) months salary and bonus. There is no severance compensation otherwise payable.

Indebtedness of Directors and Officers

None of the Directors or Officers of the Corporation or their respective associates or affiliates is indebted to the Corporation.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of October 20, 2000, the only persons or companies who, to the knowledge of the Directors and Senior Officers of the Corporation, beneficially own, directly or indirectly, or exercise control or direction over more than (5%) of the issued and outstanding Voting Shares of the Corporation are listed below. In addition, this table includes the outstanding voting securities beneficially owned by each of the Corporation's Directors, and Executive Officers listed in the Summary Compensation Table as well as the number of Shares owned by Directors and Executive Officers as a group.

                                 NUMBER OF COMMON         TOTAL % OF
                               SHARES and NATURE OF      COMMON SHARES
NAME                           BENEFICIAL OWNERSHIP
_______________________________________________________________________
Jack E. Wheeler(1)              23,000,000(2)               17.1 %
Custer County Drillers Inc.     14,153,932                  10.8 %
Farrell Kahn                    10,974,701                   8.4 %
Ron Mercer(1)                    2,500,000(3)                1.9 %
James E. Hogue(4)                2,100,000(5)                1.6 %
Sam Hammons(1)                   1,500,000(6)                1.1 %
Randall B. Kahn                  1,193,463(7)             less than 1%
Peter Lucas(1)                   1,100,000(8)             less than 1%
Wayne T. Egan(4)                   578,000(9)             less than 1%
Anne Holland(4)                    570,000(10)            less than 1%
All Directors,                  32,541,463                  24.8%
and Executive Officers
as a group (8 persons,
including Jack E. Wheeler)
_________________________
Notes:

(1)     Mr. Wheeler is Chairman of the Board, President, Chief Executive
        Officer and a Director of the Corporation.  Messrs. Mercer, Hammons
        and Lucas are Vice Presidents of the Corporation. The address of Messrs. Wheeler, Mercer, Hammons and Lucas is 3300 Bank One Center,
        100 North Broadway, Oklahoma City, Oklahoma  73102.
(2) Includes employee stock options exercisable into an additional 3,000,000 Common Shares of the Corporation.
(3) Includes employee stock options exercisable into an additional 1,500,000 Common Shares of the Corporation.
(4)     Mr. Hogue, Ms. Holland, Mr. Kahn and Mr. Egan are Directors of the
        Corporation.   The address of Mr. Hogue and Ms. Holland is 6510 Abrams
        Road, Suite 300, Dallas, Texas 75231. The address of Mr. Kahn is 20 North Gore, Suite 200, St. Louis, Missouri 63119. The address of Mr. Egan is 1600 - Exchange Tower, 130 King Street West, Toronto, Ontario, Canada M5X 1J5.

(5) Includes employee stock options exercisable into an additional 500,000 Common Shares of the Corporation.
(6) Includes employee stock options exercisable into an additional 500,000 Common Shares of the Corporation.
(7) Includes employee stock options exercisable into an additional 500,000 Common Shares of the Corporation.
(8) Includes employee stock options exercisable into an additional 500,000 Common Shares of the Corporation.
(9) Includes employee stock options exercisable into an additional 520,000 Common Shares of the Corporation.
(10) Includes employee stock options exercisable into an additional 500,000 Common Shares of the Corporation.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended June 30, 1999 and June 30, 2000, the Corporation entered into the following transactions with parties who could be considered Insiders of the Corporation:

1.     East Wood First Purchase Agreement

The Corporation is party to an agreement made on September 16, 1999 (the "First Purchase Agreement"), with an effective date from July 1, 1999, pursuant to which the Corporation acquired 50% of the issued and outstanding shares of East Wood Equity Ventures, Inc. ("East Wood") from four (4) Vendor Shareholders of East Wood. Under the terms of the First Purchase Agreement, the Corporation agreed to issue to the Shareholders of East Wood 46,230,897 Common Shares. The principal vendor was Jack Wheeler, the Chairman, President and Chief Executive Officer and a Director of the Corporation and also included Custer County Drillers, Inc. The estimated value of the East Wood shares acquired under the First Purchase Agreement was US$7,464,505.

2.     East Wood Second Purchase Agreement

The Corporation entered into an agreement made as of February 28, 2000 (the "Second Purchase Agreement") pursuant to which the Corporation acquired the remaining 50% of the issued and outstanding shares of East Wood from six (6) Vendor Shareholders of East Wood including Farrell Kahn and Randall Kahn. Under the terms of the Second Purchase Agreement, the Corporation agreed to issue to the six (6) Vendor Shareholders of East Wood an aggregate of 26,230,897 Common Shares and a Promissory Note in the amount of US $3 Million.

3.     Acquisition of Mercer Oil and Gas

Effective April 1, 2000, the Corporation acquired all of the outstanding common stock of Mercer Oil and Gas Company from Ron Mercer, an Executive Officer of the Corporation, in exchange for 1,000,000 Common Shares. The value of the acquired property was estimated at the time of acquisition as $343,800. Prior to the closing of the acquisition of Mercer Oil, the Corporation purchased certain oil and gas properties from Mercer Oil for $300,000 in cash.

The transactions described in this Section were ratified by a majority of the Corporation's Independent Directors who did not have an interest in the transactions and who had access, at the Corporation's expense, to available material information and to the Corporation's Independent Counsel.

Any future transactions between the Corporation and its affiliates will be approved by a majority of disinterested Directors and will be on terms no less favourable to the Corporation than those which could be obtained from unrelated third parties. Any forgiveness of loans must be approved by a majority of the Corporation's Independent Directors who do not have an interest in the transactions and who have access, at the Corporation's expense, to either the Corporation's or their own independent legal counsel.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2000.

                                   ASPEN GROUP RESOURCES CORPORATION(Registrant)



                                   By:      /s/ Jack E. Wheeler
                                               Jack E. Wheeler
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                          Title                       Date

     /s/ Jack E. Wheeler   Chief Executive Officer and        October 30, 2000
         Jack E. Wheeler   Director

     /s/ Peter Lucas       Chief Financial Officer            October 30, 2000
         Peter Lucas

     /s/ James E. Hogue    Director                           October 30, 2000
         James E. Hogue

     /s/ Anne L. Holland   Director                           October 30, 2000
         Anne L. Holland

     /s/ Wayne T. Egan     Director                           October 30, 2000
         Wayne T. Egan

     /s/ Randall B. Kahn   Director                           October 30, 2000
         Randall B. Kahn