Form 10QSB
period 2000-09-30
ASPEN GROUP RESOURCES CORP
filed 2000-10-31
CIK 1023947

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

                  For the Quarterly Period ended September 30, 2000

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

       Yes     X          No __

       As of October 20, 2000 there were 131,159,006 Shares of the Registrant's Common Stock outstanding.
_____________________________________________________________________________
Page 1

                           ASPEN GROUP RESOURCES CORPORATION

                                     INDEX


              PART I.  FINANCIAL INFORMATION                        Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheet as of
            September 30, 2000 (unaudited)                                  3

            Condensed Consolidated Statements of
            Operations for the three months ended
            September 30, 2000 and 1999 (unaudited)                         4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended September 30, 2000 and 1999
            (unaudited)                                                     5

            Notes to Condensed Consolidated (unaudited)
            Financial Statements                                            6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   6


              PART 11.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               7

Item 5.     Other Information                                               7

Signatures                                                                  7

PART I.  FINANCIAL INFORMATION

        ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      ASPEN GROUP RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 September 30, 2000
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $       358,326
     Accounts receivable                                        2,321,690
     Materials and supplies inventory                              77,305
                                                          ---------------
Total Current Assets                                      $     2,757,321

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $2,249,614                42,227,381
OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $103,061                  301,183
OTHER ASSETS                                                       34,811
                                                          ---------------
Total Assets                                              $    45,320,696
                                                          ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $      715,301
     Accrued expenses                                            250,247
     Accrued interest                                            150,593
     Notes payable and current maturities
       of long-term debt                                       4,920,000
                                                          --------------
Total Current Liabilities                                      6,036,141
                                                          --------------
LONG TERM DEBT, LESS CURRENT MATURITIES                        9,589,302

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                      --
Common Stock, no par value, authorized-unlimited,
    127,684,006 issued                                        43,636,625
Less subscriptions for 857,744 shares                           (214,436)
Warrants and beneficial conversion feature                       823,695
Accumulated Deficit                                          (14,550,631)
                                                           -------------
Total Stockholders' Equity                                 $  29,695,253
                                                           -------------

Total Liabilities and Stockholders' Equity                  $ 45,320,696
                                                          ==============

See accompanying notes to these condensed consolidated financial statements

                      ASPEN GROUP RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF
                                 OPERATIONS
                                 (Unaudited)

                                       Period from          Period from
                                    July 1, 2000 to       July 1, 1999 to
                                  September 30, 2000     September 30, 1999
                                  -----------------      ------------------
REVENUE:
     Oil and gas sales            $      2,187,562         $     677,497

                                  ------------------     ------------------
Total Revenue                            2,187,562               677,497
                                  ------------------     ------------------
EXPENSES:
     Oil and gas production                590,463                43,201
     General and administrative            419,896               224,326
     Depreciation and depletion            469,806                49,067
                                  ------------------     ------------------
Total Expenses                           1,480,165               316,594
                                  ------------------     ------------------

INCOME  FROM OPERATIONS                    707,397               360,903

Interest and financing expense            (273,307)             (125,556)
                                  ------------------     ------------------
INCOME  BEFORE INCOME TAXES                434,090               235,347

INCOME TAXES(None, due to application         -                     -
          of prior loss)
                                  ------------------     ------------------
NET INCOME  BEFORE
      MINORITY INTEREST                    434,090               235,347
                                  ------------------     ------------------
MINORITY INTEREST                             -                  168,583
                                  ------------------     ------------------

NET INCOME                        $        434,090       $        66,764
                                  ==================     ==================

NET INCOME PER SHARE              $           0.00       $          0.00
                                  ==================     ==================

WEIGHTED AVERAGE SHARES                126,848,952            35,449,501
                                  ==================     ==================

See accompanying notes to these condensed consolidated financial statements

                          ASPEN GROUP RESOURCES CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                     Period from               Period from
                                     July 1, 2000             July 1, 1999
                                 to September 30, 2000     to September 30, 1999
                                 ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                     $     434,090           $         66,764

Adjustments to reconcile net
     income to net cash provided
     (used) by operating activities:
Depreciation and depletion                  469,806                     49,067
Changes in Operating Assets
   and Liabilities :
Accounts payable and accrued liabilities    166,694                  (352,195)
Materials and supplies inventory               -                        9,160
Accounts receivable and other prepaids     (536,177)                  (59,219)
Other                                        36,601                    18,291
                                       --------------              -------------
Net cash provided (used)
    by operating activities                 571,014                  (268,132)
                                       ---------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock and
   exercise of warrants                     226,500                   518,750
Proceeds from Long Term Debt              1,718,712                   200,000
Cash obtained in acquisition of
East Wood Energy Venture, Inc.                 -                       66,816
Costs related to sale of stock and notes       -                      (39,448)
Repayment of notes payable                     -                     (170,960)
                                       ---------------             -------------
Net cash provided by
     financing activities                 1,945,212                   575,158
                                       ---------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties      (1,892,506)                  (43,538)
Exploration and development
   cost capitalized                        (522,409)                     -
Additions to office
   furniture and equipment                  (62,231)                     -
                                      -----------------           --------------
Net cash (used) by
     investing activities                (2,477,146)                  (43,538)
                                      -----------------           --------------
INCREASE IN CASH                             39,080                   263,488

CASH - Beginning of period                  319,246                     9,083
                                      ----------------            --------------
CASH - End of period                  $     358,326               $   272,571
                                      ================            ==============


SUPPLEMENTAL INFORMATION
Cash paid for interest                $     273,307               $    88,020
Oil and gas properties
  acquired with common stock                   -                    5,895,840
     and special warrants
Acquisition consulting fees
     paid in stock                             -                      272,000
Related party advances and
     accrued salaries paid in stock            -                      500,000



See accompanying notes to these condensed consolidated financial statements

                         ASPEN GROUP RESOURCES CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Expressed in U.S. Dollars)
                                     (Unaudited)

(A) Nature of Business and Basis of Preparation and Presentation

Aspen Group Resources Corporation's (the "Company") primary strategic business focus is to build value through the development of its existing producing Oil and Gas Properties by conducting an active exploitation program on these Properties and pursuing the acquisition, development, and exploitation of Oil and Gas Properties that offer the potential for increased production while continuing to control cost.

The Condensed Consolidated Financial Statements of Aspen Group Resources Corporation and Subsidiaries (collectively "Aspen Group" or the "Company") included herein have been prepared by Aspen Group without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Aspen Group believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of Management, the Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included for the fiscal year ended June 30, 2000.

(B) Earnings per Share

Diluted earnings per share for the three month periods ending September 30, 2000 and 1999 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have a significant effect.

(C) Common Stock

During the three month period ended September 30, 2000, the Company issued 1,300,000 shares of common stock for $ 0.18 per share upon the exercise of warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Three Months Fiscal 2001 and First Three Months Fiscal 2000

     During the three months ended September 30, 2000, Aspen Group earned net income of $434,090 which compares to net income of $ 66,764 during the first three months of fiscal 2000. The increase in earnings is a result of production from newly purchased oil and gas properties.

     Oil and gas sales increased to $2,187,562 during the three months ended September 30, 2000, an increase of $ 1,510,065 or 223%, compared to last year. This increase reflects the results of oil and gas properties acquired during the last year. The Properties which are located in Alabama, Arkansas, California, Louisiana, Michigan, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming represent additional interests in 885 Producing Oil and Gas Properties, making the total Properties currently owned of approximately 1,285.

     General and Administrative expenses increased approximately 87% to $419,896 during the three months ended September 30, 2000. The increase reflects the expansion of staff related to the operation of the additionally acquired
Oil and Gas Properties.

Liquidity and Capital Resources

     As of September 30, 2000, Aspen Group Resources has a working capital deficit of $3,278,820 calculated by subtracting current liabilities of $6,036,141 from current assets of $ 2,757,321. Aspen Group Resources intends to finance its development activities with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As of the date of this filing, there are no legal proceedings pending against Aspen Group Resources, that in Management's opinion would have a material adverse effect on the Company's Financial position.


 Item 5.  Other Information

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995:

     Certain statements in this filing, and elsewhere (such as in other filings by Aspen Group Resources with the Commission, press releases, presentations by Aspen Group Resources or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aspen Group Resources to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in Aspen Group's quarterly revenues and results of operations as a result of variations in the Aspen Group's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance, (ii) changes in the prices of oil and gas, (iii) Aspen Group's ability to obtain capital and (iv) other risk factors commonly faced by small oil and gas companies.







SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 30, 2000


                       ASPEN GROUP RESOURCES CORPORATION
                       (Registrant)


                         /s/ Jack E. Wheeler
                         Jack E. Wheeler
                         Chief Executive Officer

[ARTICLE] 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND THE CONDENSED
CONSOLIDATED BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH SEPTEMBER 2000 10QSB

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JUN-30-2001
[PERIOD-END]                               SEP-30-2000
[CASH]                                         358,326
[SECURITIES]                                         0
[RECEIVABLES]                                2,321,690
[ALLOWANCES]                                         0
[INVENTORY]                                     77,305
[CURRENT-ASSETS]                             2,757,321
[PP&E]                                      44,916,050
[DEPRECIATION]                               2,352,675
[TOTAL-ASSETS]                              45,320,696
[CURRENT-LIABILITIES]                        6,036,141
[BONDS]                                      9,589,302
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                    43,636,625
[OTHER-SE]                                (13,941,372)
[TOTAL-LIABILITY-AND-EQUITY]                45,320,696
[SALES]                                      2,187,562
[TOTAL-REVENUES]                             2,187,562
[CGS]                                          590,463
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               889,702
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             273,307
[INCOME-PRETAX]                                434,090
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            434,090
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   434,090
[EPS-BASIC]                                      .00
[EPS-DILUTED]                                        0