Form 10QSB
period 2000-12-31
ASPEN GROUP RESOURCES CORP
filed 2001-02-02
CIK 1023947

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Yes     X          No
             -              -

     As of January 26, 2001 there were 19,053,827 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                       ASPEN GROUP  RESOURCES CORPORATION

                                      INDEX



               PART I.  FINANCIAL INFORMATION                           Page No.

Item  1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet as of
          December  31,  2000  (unaudited)                                     3

          Condensed  Consolidated  Statements  of
          Operations for three and six months ended
          December 31, 2000 and 1999 (unaudited)                               4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended December 31, 2000 and 1999
          (unaudited)                                                          5

          Notes to Condensed Consolidated (unaudited)
          Financial  Statements                                                6


Item  2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        6


               PART  11.   OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                   7

Item  5.  Other  Information                                                   7

Signatures                                                                     8

PART I. FINANCIAL  INFORMATION

     ITEM  1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        ASPEN GROUP RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                    $     67,745
     Accounts receivable                                        3,510,049
     Materials and supplies inventory                              76,856
                                                             -------------
Total Current Assets                                            3,654,650

PROVED OIL and GAS PROPERTIES (full cost method)
     Net of accumulated depletion of $2,737,616                44,642,846
OFFICE FURNITURE and EQUIPMENT
     Net of accumulated depreciation of $120,557                  390,695
OTHER ASSETS                                                        8,880
                                                             -------------
Total Assets                                                 $ 48,697,071
                                                             =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $  1,175,384
     Accrued expenses                                             211,707
     Accrued interest                                             150,593
     Notes payable and current maturities of long-term debt     5,120,000
                                                             -------------
Total Current Liabilities                                       6,657,684
                                                             -------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                         9,314,060


STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
     none issued                                                        -
Common Stock, no par value, authorized-unlimited,
     19,053,827 issued                                         45,665,595
Less subscriptions for 122,535 shares                            (214,436)
Warrants and beneficial conversion feature                        823,695
Accumulated  Deficit                                          (13,549,527)
                                                             -------------
Total Stockholders' Equity                                     32,725,327
                                                             -------------
Total Liabilities and Stockholders' Equity                   $ 48,697,071
                                                             =============


See  accompanying  notes  to  these  condensed consolidated financial statements

                                       ASPEN GROUP RESOURCES CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENTS OF
                                                  OPERATIONS
                                          (Expressed in U.S. Dollars)
                                                  (Unaudited)


                                        Three Months Ended December 31  Six Months Ended December 31
                                               2000          1999           2000           1999
                                          -------------  -------------  -------------  -------------
REVENUE:
     Oil and gas sales                    $  3,035,493   $    652,417   $  5,223,055   $  1,310,001
     Equipment sales                                 -              -              -         19,913
                                          -------------  -------------  -------------  -------------
          Total Revenue                      3,035,493        652,417      5,223,055      1,329,914
                                          -------------  -------------  -------------  -------------

EXPENSES:
     Oil and gas production                    753,474         91,619      1,344,015        134,820
     Equipment operations                            -              -              -          9,946
     General and administrative                492,054        248,331        911,872        462,711
     Depreciation and depletion                505,498         53,858        975,304        102,925
                                          -------------  -------------  -------------  -------------
          Total Expenses                     1,751,026        393,808      3,231,191        710,402
                                          -------------  -------------  -------------  -------------

INCOME FROM OPERATIONS                       1,284,467        258,609      1,991,864        619,512

Interest and financing expense                (283,363)      (123,527)      (556,670)      (249,083)

                                          -------------  -------------  -------------  -------------
INCOME BEFORE TAXES                          1,001,104        135,082      1,435,194        370,429

INCOME TAXES  None, due to application
            of prior loss)                           -              -              -              -
                                          -------------  -------------  -------------  -------------
NET INCOME
BEFORE MINORITY INTEREST                     1,001,104        135,082      1,435,194        370,429
                                          -------------  -------------  -------------  -------------
MINORITY INTEREST                                    -         80,676              -        249,259
                                          -------------  -------------  -------------  -------------
NET INCOME                                $  1,001,104   $     54,406   $  1,435,194   $    121,170
                                          =============  =============  =============  =============

NET INCOME PER SHARE                      $       0.05   $       0.01   $       0.08   $       0.02
                                          =============  =============  =============  =============

WEIGHTED AVERAGE
 SHARES                                     18,410,962      8,535,933     18,314,385      6,800,074
                                          =============  =============  =============  =============


See accompanying notes to these condensed consolidated financial statements

                                         ASPEN GROUP RESOURCES CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (Expressed in U.S. Dollars)
                                                    (Unaudited)

                                                                                Six months ended December 31,
                                                                                     2000             1999
                                                                                --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   1,435,194   $    121,170

     Adjustments to reconcile net cash (used) provided by operating activities
     Depreciation and depletion                                                       975,304        102,925

     Minority Interest in earnings of subsidiary                                            -        249,259

     Changes in Operating Assets and Liabilities
          Accounts payable and accrued liabilities                                    588,237       (551,808)
          Materials and supplies inventory                                                449         20,345
          Accounts receivable and other prepaids                                   (1,724,537)      (263,281)
          Other                                                                        62,503         18,291
                                                                                --------------  -------------
     Net cash provided by operating activities                                      1,337,150       (303,099)
                                                                                --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of Oil & Gas Properties                                  201,583              -
          Oil & Gas Properties Purchased                                           (2,137,953)             -
          Exploration & Development Cost Capitalized                               (1,131,512)      (152,919)
          Additions to office furniture and equipment                                (169,239)       (52,464)
                                                                                --------------  -------------
     Net cash (used) by investing activities                                       (3,237,121)      (205,383)
                                                                                --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock and exercise of warrants                               238,500        715,250
          Proceeds from Long Term Debt                                              1,918,712        200,000
          Cash obtained in acquisition of
          East Wood Energy Venture, Inc.                                                    -         66,816
          Costs related to sale of stock and notes                                    (33,530)       (39,448)
          Repayment of notes payable                                                 (275,212)      (389,407)
          Retirement of Common Stock                                                 (200,000)             -
                                                                                --------------  -------------
     Net cash provided (used) by financing activities                               1,648,470        553,211
                                                                                --------------  -------------
INCREASE (DECREASE) IN CASH                                                          (251,501)        44,729

CASH - Beginning of period                                                            319,246          9,083
                                                                                --------------  -------------
CASH - End of period                                                            $      67,745   $     53,812
                                                                                ==============  =============
SUPPLEMENTAL INFORMATION
Cash paid for interest                                                          $     283,363   $    249,083
Oil and gas properties acquired with common stock                                   2,220,000      6,773,070
    and special warrants
Acquisition consulting fees paid in stock                                              30,500        367,083
Related party advances and accrued salaries paid in stock                                   -        500,000

See  accompanying  notes  to  these  condensed consolidated financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(A)  Nature of Business and Basis of Preparation and Presentation

Aspen Group Resources Corporation's (the "Company") primary strategic business focus is to build value through the development of its existing producing Oil and Gas Properties by conducting an active exploitation program on these Properties and pursuing the acquisition, development and exploitation of Oil and Gas Properties that offer the potential for increased production while continuing to aggressively control costs.

The Condensed Consolidated Financial Statements of Aspen Group Resources Corporation and Subsidiaries (collectively "Aspen Group" or the "Company") included herein have been prepared by Aspen Group without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since Aspen Group believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of Management, the Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included for the fiscal year ended June 30, 2000.

(B)  Earnings  per  Share

Diluted earnings per share for the six month periods ending December 31, 2000 and 1999 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have a significant effect. Shares outstanding reflect a reverse 7:1 split and is proportioned retroactively.

(C)  Common  Stock

During the six month period ended December 31, 2000, the Company issued 189,286 shares of common stock for $1.26 per share upon the exercise of warrants, 785,714 shares of common stock valued at $2,220,000 for the acquisition of property and 23,969 shares of common stock for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Results  of  Operations

Three  Months  Fiscal  2001  and  Three  Months  Fiscal  2000

     During the three months ended December 31, 2000, Aspen Group earned net income of $ 1,001,104 which compares to net income of $54,406 during the second three months of fiscal 2000. The increase in earnings is a result of increased product prices as well as additional property acquisitions and development.

     Oil  and  gas  sales  increased to $3,035,493 during the three months ended
December 31, 2000, an increase of $ 2,383,076 or 365%, compared to last year. This increase reflects the results of oil and gas properties acquired during the last year. The Properties which are located in Alabama, Arkansas, California, Louisiana, Michigan, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming represent additional interests in 1,050 Producing Oil and Gas Properties, making the total Properties currently owned of approximately 1,450.

     General and Administrative expenses increased approximately 98% to $492,054 during the three months ended December 31, 2000. The increase reflects the expansion of staff related to the operation of the newly acquired Oil and Gas Properties.

Six  Months  Fiscal  2001  and  Six  Months  Fiscal  2000

     During the six months ended December 31, 2000, Aspen Group earned net income of $1,435,194 which compares to net income of $121,170 during the first six months of fiscal 2000. The increase in earnings is a result of increased product prices as well as additional property acquisitions and development.

     Oil  and  gas  sales  increased  to  $5,223,055 during the six months ended
December 31, 2000, an increase of $ 3,913,054 or 299%, compared to last year. This increase reflects the results of oil and gas properties acquired during the last year. The Properties which are located in Alabama, Arkansas, California, Louisiana, Michigan, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming represent additional interests in 1,050 Producing Oil and Gas Properties, making the total Properties currently owned of approximately 1,450.

     General and Administrative expenses increased approximately 97% to $911,872 during the six months ended December 31, 2000. The increase reflects the expansion of staff related to the operation of the newly acquired Oil and Gas Properties.


Liquidity  and  Capital  Resources

     As of December 31, 2000, Aspen Group Resources has a working capital deficit of $ 3,003,034 calculated by subtracting current liabilities of $ 6,657,684 from current assets of $ 3,654,650. Aspen Group Resources intends to finance its development activities with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.



PART  II.  OTHER  INFORMATION

Item 1.  Legal  Proceedings

     As of the date of this filing, there are no legal proceedings pending against Aspen Group Resources, that in Management's opinion would have a material adverse effect on the Company's Financial position.


Item 2.  Changes  In  Securities  and  Use  of  Proceeds

     On December 20, 2000, Stockholders approved a 7:1 reverse stock split. Holders of Aspen Group common stock will receive one new share for every seven shares previously held.

     During the three months ended December 31,2000, Aspen Group issued the following shares that were not registered under the Securities Act:
          785,714 shares valued a $2,220,000 in connection with the Acquisition of Oil & Gas Properties,
          23,969 shares valued at $30,500 as consideration for services, and 189,286 shares upon exercise of warrants priced at $1.26 per share
These issuances of securities were made in reliance on Section 4 (2) of the Securities Act. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired the securities for their own account and not with a view to any distribution to the public.


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

Dated:  February 2, 2001


               ASPEN GROUP RESOURCES CORPORATION
               (Registrant)


               /s/  Jack  E.  Wheeler
               Jack  E.  Wheeler
               Chief Executive Officer