Form 10QSB
period 2001-03-31
ASPEN GROUP RESOURCES CORP
filed 2001-05-14
CIK 1023947

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As of May 2, 2001 there were 19,075,657 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                       ASPEN GROUP  RESOURCES CORPORATION

                                      INDEX



     PART  I.  FINANCIAL  INFORMATION                        Page  No.

Item  1.     Condensed Consolidated Financial Statements:

             Condensed  Consolidated  Balance  Sheet as of
             March  31,  2001  (unaudited)                        3

             Condensed  Consolidated  Statements  of
             Operations  for  three  and nine months ended
             March  31,  2001  and  2000  (unaudited)             4

             Condensed  Consolidated  Statements  of  Cash
             Flows  for  the  nine  months ended March 31,
             2001  and  2000  (unaudited)                         5

             Notes  to  Condensed  Consolidated  Financial
             Statements    (unaudited)                            6

Item  2.     Management's  Discussion  and  Analysis  of
             Financial Condition and Results of Operations        6


     PART  11.    OTHER  INFORMATION

Item  1.     Legal  Proceedings                                   7

Item  5.     Other  Information                                   7

Signatures                                                        8

PART  I.  FINANCIAL  INFORMATION

        ITEM  1.     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


                        ASPEN GROUP RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Expressed in U.S. Dollars)
                                 March 31, 2001
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS:
         Cash                                            $    414,105
         Accounts receivable                                3,633,493
         Materials and supplies inventory                      76,855
                                                         -------------
Total Current Assets                                        4,124,453

PROVED OIL and GAS PROPERTIES (full cost method)
         Net of accumulated depletion of $3,145,355        45,681,226
OFFICE FURNITURE and EQUIPMENT
         Net of accumulated depreciation of $139,504          430,357
OTHER ASSETS                                                    8,880
                                                         -------------
Total Assets                                             $ 50,244,916
                                                         =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                $  1,609,863
         Accrued expenses                                     220,630
         Accrued interest                                     150,593
         Notes payable and current maturities of            5,120,000
         long-term debt                                  -------------

Total Current Liabilities                                   7,101,086
                                                         -------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                     9,764,060


STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, authorized-unlimited,
         none issued                                                -
Common Stock, no par value, authorized-unlimited,
         19,053,844 issued                                 45,617,838
Less subscriptions for 122,535 shares                        (214,436)
Warrants and beneficial conversion feature                    823,695
Accumulated  Deficit                                      (12,847,327)
                                                         -------------
Total Stockholders' Equity                                 33,379,770
                                                         -------------
Total Liabilities and Stockholders' Equity               $ 50,244,916
                                                         =============

See accompanying notes to these condensed consolidated financial statements

                               ASPEN GROUP RESOURCES CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF
                                           OPERATIONS
                                  (Expressed in U.S. Dollars)
                                          (Unaudited)

                                            Three  Months  Ended       Nine  Months  Ended
                                                   March  31                  March  31
                                              2001          2000          2001         2000
                                          ------------  ------------  ------------  -----------
REVENUE:
      Oil and gas sales                   $ 2,468,596   $   720,017   $ 7,691,651   $2,030,018
      Equipment sales                               -             -             -       19,913
      Other Income                                  -       291,259             -      291,259
                                          ------------  ------------  ------------  -----------
          Total Revenue                     2,468,596     1,011,276     7,691,651    2,341,190
                                          ------------  ------------  ------------  -----------

EXPENSES:
      Oil and gas production                  620,638       168,146     1,964,653      302,966
      Equipment operations                          -             -             -        9,946
      General and administrative              457,213       206,809     1,369,085      669,520
      Depreciation and depletion              426,685        67,178     1,401,989      170,103
                                          ------------  ------------  ------------  -----------
          Total Expenses                    1,504,536       442,133     4,735,727    1,152,535
                                          ------------  ------------  ------------  -----------

INCOME FROM OPERATIONS                        964,060       569,143     2,955,924    1,188,655

Interest and financing expense               (261,859)     (125,003)     (818,529)    (374,086)
                                          ------------  ------------  ------------  -----------
INCOME BEFORE TAX                             702,201       444,140     2,137,395      814,569

INCOME TAXES (None , due to application
        Of prior loss)                              -             -             -            -
                                          ------------  ------------  ------------  -----------
NET INCOME
    BEFORE MINORITY INTEREST                  702,201       444,140     2,137,395      814,569
                                          ------------  ------------  ------------  -----------
MINORITY INTEREST                                   -             -             -      249,259
                                          ------------  ------------  ------------  -----------
NET INCOME                                $   702,201   $   444,140   $ 2,137,395   $  565,310
                                          ============  ============  ============  ===========

NET INCOME PER SHARE                             0.04         0 .04          0.11         0.07
                                          ============  ============  ============  ===========

WEIGHTED AVERAGE                           19,053,844    11,985,341    18,748,230    8,718,972
 SHARES                                   ============  ============  ============  ===========

See accompanying notes to these condensed consolidated financial statements

                        ASPEN GROUP RESOURCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Expressed in U.S. Dollars)
                                  (Unaudited)

                                                                               Nine  Months  Ended
                                                                                    March  31,
                                                                                2001          2000
                                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $ 2,137,395   $   565,310

       Adjustments to reconcile net cash  provided by operating activities
       Depreciation and depletion                                             1,401,989       170,103
       Changes in operating assets and liabilities
              Accounts payable and accrued liabilities                        1,031,639      (258,762)
              Materials and supplies inventory                                      449        20,345
              Accounts receivable and other prepaids                         (1,847,976)     (329,279)
              Other                                                              62,500        18,291
                                                                            ------------  ------------
       Net cash provided by operating activities                              2,785,996       186,008
                                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from sale of oil & gas properties                       210,724             -
               Oil & gas properties purchased                                (2,656,324)   (6,014,782)
               Exploration & development cost capitalized                    (2,068,402)            -
               Additions to office furniture and equipment                     (227,848)      (88,283)
                                                                            ------------  ------------
       Net cash used by investing activities                                 (4,741,850)   (6,103,065)
                                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Sale of common stock and exercise of warrants                     238,500     2,886,342
              Proceeds from long-term debt                                    2,368,712     3,618,601
              Cash obtained in acquisition of
              East Wood Energy Venture, Inc.                                          -        66,816
              Costs related to sale of stock and notes                          (81,287)      (76,178)
              Repayment of notes payable                                       (275,212)            -
              Retirement of common stock                                       (200,000)            -
                                                                            ------------  ------------
       Net cash provided by financing activities                              2,050,713     6,495,581
                                                                            ------------  ------------
INCREASE IN CASH                                                                 94,859       578,524

CASH - Beginning of period                                                      319,246         9,083
                                                                            ------------  ------------
CASH - End of period                                                        $   414,105   $   587,607
                                                                            ============  ============
SUPPLEMENTAL INFORMATION
Cash paid for interest                                                      $   261,859   $   374,086
Oil and gas properties acquired with stock and warrants                       2,220,000    19,135,228
Oil and gas properties acquired with note payable                               450,000           -0-
Acquisition consulting fees paid in stock                                        30,500       367,083
Related party advances and accrued salaries paid in stock                           -0-       500,000

See accompanying notes to these condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(A)  Nature  of  Business  and  Basis  of  Preparation  and  Presentation

Aspen Group Resources Corporation's (the "Company") primary strategic business focus is to build value through the development of its existing producing Oil and Gas Properties by conducting an active exploitation program on these Properties and pursuing the acquisition, development and exploitation of Oil and Gas Properties that offer the potential for increased production while continuing to control costs.

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

(B)  Earnings  per  Share

Diluted earnings per share for the Three and Nine Month Periods ending March 31, 2001 and 2000 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have a significant effect.

(C)  Common  Stock

During the Three Month Period ended March 31, 2001, the Company issued no shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations

Three  Months  Fiscal  2001  and  Three  Months  Fiscal  2000

     During the three months ended March 31, 2001, Aspen Group earned net income of $702,201 which compares to net income of $444,140 during the third three months of Fiscal 2000. The increase in earnings is a result of increased product prices as well as additional property acquisition and development. Earnings before interest, taxes, depreciation and amortization was $1,390,745 for the three months ended March 31, 2001 compared to $636,321 for the three months ended March 31, 2000, an increase of 119%.

     Oil and gas sales increased to $2,468,596 during the three months ended March 31, 2001, an increase of $1,748,579 or 243%, compared to last year. This increase reflects the results of oil and gas properties acquired and/or drilled during the last year. The Properties which are located in Alabama, Arkansas, California, Louisiana, Michigan, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming represent additional interests in 885 Producing Oil and Gas Properties, making the total Properties currently owned of approximately 1,450.

     General and administrative expenses increased approximately 121% to $457,213 during the three months ended March 31, 2001. The increase reflects the expansion of Staff related to the operation of the additionally acquired Oil and Gas Properties.

Nine  Months  Fiscal  2001  and  Nine  Months  Fiscal  2000

     During the nine months ended March 31, 2001, Aspen Group earned net income of $2,137,395 which compares to net income of $565,310 during the first nine months of Fiscal 2000. The increase in earnings is a result of increased product prices, the acquisition of the minority interest, as well as additional property acquisition and development. Earnings before interest, taxes, depreciation and amortization was $4,357,913 for the nine months ended March 31,2001 compared to $1,358,758 for the nine months ended March 31, 2000, an increase of 221%.

     Oil and gas sales increased to $7,691,651 during the nine months ended March 31, 2001, an increase of $5,661,633 or 279%, compared to last year. This increase reflects the results of oil and gas properties acquired and/or drilled during the last year. The Properties which are located in Alabama, Arkansas, California, Louisiana, Michigan, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming represent additional interests in 885 Producing Oil and Gas Properties, making the total Properties currently owned approximately 1,450.

     General and administrative expenses increased approximately 104% to $1,369,085 during the nine months ended March 31, 2001. The increase reflects the expansion of Staff related to the operation of the additionally acquired Oil and Gas Properties.


Liquidity  and  Capital  Resources

     As of March 31, 2001, Aspen Group Resources has a working capital deficit of $2,976,633 calculated by subtracting current liabilities of $7,101,086 from current assets of $4,124,453. Aspen Group Resources intends to finance its development activities with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.



PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     As of the date of this filing, there are no legal proceedings pending against Aspen Group Resources, that in Management's opinion would have a material adverse effect on the Company's Financial position.


Item  2.  Changes  In  Securities  and  Use  of  Proceeds
     None


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

Dated:  May  11,  2001


                         ASPEN  GROUP  RESOURCES  CORPORATION
                         (Registrant)


                         /s/  Jack  E.  Wheeler
                         Jack  E.  Wheeler
                         Chief  Executive  Officer