Form 10KSB
period 2001-06-30
ASPEN GROUP RESOURCES CORP
filed 2001-09-28
CIK 1023947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       __________________________________

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
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

Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended June 30, 2001, were $10,549,274.

     The Issuer had 19,325,657 shares of common stock outstanding as of September 11, 2001.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of September 11, 2001, was $9,297,086.




================================================================================

                   2001 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

                                                                              PAGE
                                                                              ----
Item 1   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3   Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 4   Submission of Matters to a Vote of Security Holders 14


                                     PART II

Item 5   Market for the Company's Common Stock and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
Item 6   Management's Discussion and Analysis or Plan of Operation . . . . . .  17
Item 7   Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 8   Changes in and Disagreements with Accountants on Accounting and
         Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . . .  41


                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act . . . . . . . . . .  41
Item 10  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . .  43
Item 11  Security Ownership of Certain Beneficial Owners and Management. . . .  45
Item 12  Certain Relationships and Related Transactions. . . . . . . . . . . .  46


                    PART IV AND SIGNATURES AND EXHIBIT INDEX

Item 13  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .  47
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48

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


                               REVERSE STOCK SPLIT

     Unless otherwise stated, all historical information regarding outstanding shares of Common Stock has been restated on the basis of the Company's 7-for-1 reverse stock split which took effect February 12, 2001.


                                  U.S. DOLLARS

     Unless  otherwise  stated,  all  dollar amounts are stated in U.S. dollars.


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS  REPORT  INCLUDES  "FORWARD-LOOKING  STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS, PROJECTED COSTS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "PROJECT," "ESTIMATE," "ANTICIPATE," BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF OR VARIATIONS THEREON OR SIMILAR TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ("CAUTIONARY STATEMENTS") ARE DISCLOSED UNDER "ITEM 1. BUSINESS - RISK FACTORS" AND ELSEWHERE IN THIS REPORT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY, OR PERSONS ACTING ON ITS BEHALF, ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY ASSUMES NO DUTY TO UPDATE OR REVISE ITS FORWARD-LOOKING STATEMENTS BASED ON CHANGES IN INTERNAL ESTIMATES OR EXPECTATIONS OR OTHERWISE.

                                     PART I

ITEM  1.     BUSINESS
             --------

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

RESTRUCTURING

     During the fiscal year 1999, the Company experienced cash flow difficulty as a result of a decline in oil and gas prices as well as the significant reduction in demand for oilfield equipment and services. The Company was also unable to complete the effectiveness of a registration statement under the United States Securities of 1933 (the "Securities Act") for the securities underlying certain convertible debentures and remained, for much of the fiscal year of 1999, in default under the terms of such convertible debentures. In response to these conditions, the Company, during the first fiscal quarter, curtailed proposed capital projects and other business operations and reduced its staff from over 40 employees to two field employees on payroll plus two officers who worked throughout the year for deferred salaries.

     During January through April 1999 the Company entered into agreements with over 50 vendors to whom it owed more than $750,000 to eliminate the debt through the issuance of shares of Common Stock. As of June 30, 1999, the Company had issued 571,429 shares of Common Stock at $1.75 per share reflecting the reduction of approximately $1,300,000 of liabilities. During calendar year 1999, the Company assigned substantially all of its properties to its secured lenders in exchange for releases from the secured indebtedness.

ACQUISITIONS

     Since September 16, 1999, the Company has completed several acquisitions of oil and gas properties or of companies primarily engaged in oil and gas exploration and development. The following is a summary of the most substantial of these acquisitions.

     EAST WOOD ACQUISITION. On September 16, 1999 (but effective July 1, 1999), the Company acquired 50% of the outstanding common stock of East Wood Equity Venture, Inc. from Jack E. Wheeler, the current Chairman, Chief Executive Officer and a Director of the Company and others in exchange for 6,604,414 restricted shares of Common Stock. On February 28, 2000, the Company purchased the remaining 50% of the outstanding capital stock of East Wood from Farrell Kahn and others in exchange for the issuance of 3,747,271 restricted shares of Common Stock and the Company's promissory note for $3,000,000. East Wood was principally engaged in the business of the acquisition, development, exploration and operation of producing oil and gas properties. At the time of the acquisition, the main concentration of East Wood's properties were in Oklahoma with 335 wells and Texas with 30 wells. Approximately 80% of these wells were gas wells.

     BRISCOE ACQUISITION. Effective May 1, 2000, Aspen acquired through a merger with Briscoe Oil Operating, Inc. a 55% undivided interest in 171 properties located in 21 counties in Oklahoma, Texas, and Kansas for $3,000,000. Effective May 1, 2000, Aspen also acquired 17 producing oil and gas properties, equipment, vehicles and a 10-year equipment facility yard lease from L.C.B. Resources, Inc., which was paid by the issuance of 571,429 restricted shares of Common Stock. Briscoe Oil Operating, Inc. and L.C.B. Resources, Inc. were both controlled by Lenard Briscoe, a current Director of the Company. This acquisition added 245 Mbo of oil PDP oil reserves and 7,536 Mmcf of net gas reserves for an acquisition cost of $3.10/ Net Boe.

     EL DORADO FIELD ACQUISITIONS. Aspen acquired a significant interest in the El Dorado field prior to June 30, 2000, through acquisitions from The Flowers Estate and MOG Oil and Gas Company. These acquisitions increased Aspen's proven oil reserves by over 1,600,000 Bbls for an acquisition cost of $2.60/Bbl, including future development costs expected to be $1.125 million.

     OTHER FISCAL 2000 ACQUISITIONS. Effective January 1, 2000, the Company acquired 49 producing, operated wells in Oklahoma from EDB Oil Properties for $313,718 which was paid by the issuance of 260,714 restricted shares of Common Stock.

     Effective the same date, the Company closed smaller projects with Fer-Scher Exploration, L.L.C., Red Terra Resources Company, Sebenius & Associates 1982-1 Joint Venture and SGH, Inc. The total allocated cost of these four projects was $562,105 paid by a combination of cash and restricted shares of Common Stock.

     Effective April 1, 2000, the Company acquired certain oil and gas interests and all of the outstanding common stock of Mercer Oil and Gas Company from Ron Mercer, the current President of the Company, in exchange for cash and 142,857 restricted shares of Common Stock.

     Effective May 5, 2000, the Company acquired an interest in approximately 3,775 gross acres and several producing oil and gas properties in the Tiger Hunton Unit Development Project in Seminole County, Oklahoma from Oak Tree Natural Resources, L.L.C. for a cash purchase price of $55,940 and a commitment to future development costs of approximately $500,000.

     FISCAL 2001 ACQUISITIONS. Effective August 1, 2000, the Company purchased interests in 158 oil and gas properties primarily located in the Arkoma and Anadarko Basins of Oklahoma, increasing its interest in 130 wells currently in inventory by an additional 5.88235% and royalty and overriding royalty interests in 28 wells from PGGB Oil and Gas Partnership for a cash purchase price of $131,164.

     Effective August 1, 2000, the Company purchased interests in approximately 400 oil and gas properties located in the Arkoma and Anadarko Basins of Oklahoma from Old Dominion Oil Corporation for a cash purchase price of $644,930.

     Effective August 1, 2000, the Company purchased interests in 41 producing wells, leases, property and equipment located in Butler County, Kansas from Crawford Oil Company and Leiker-Crawford Oil Company for a cash purchase price of $1,743,604.

     Effective January 1, 2001, the Company purchased from Muras Energy, Inc. working interests ranging up to 45% in 36 wells in 16 different counties in the Anadarko Basin of Western Oklahoma and certain other assets for a cash consideration of $475,250 and the issuance of 119,048 restricted shares of Common Stock.

     Effective April 1, 2001, the Company purchased from C.B. Oil Company working interests averaging 34% in 43 wells in 14 different counties in the Anadarko Basin of Western Oklahoma and certain other assets for a cash consideration of $2,299,907.

     OTHER ACQUISITIONS. The Company is actively engaged in pursuing other acquisition opportunities to further develop its business opportunities. The Company assesses each of the acquisition prospects as presented to management of the Company, and continually makes decisions as to whether to actively pursue such opportunities. At any time the Company may be assessing one or more potential acquisitions.

CREDIT  FACILITY

     On April 28, 2000, Local Oklahoma Bank, N.A. loaned Aspen Energy Group, Inc. amounts up to $25,000,000, as set forth in a Credit Agreement of that date. The loan is subject to, and limited by, a borrowing base based primarily on the value of the Company's oil and gas properties. The commitment of Local reduces over time based upon a monthly commitment reduction. As of September 20, 2001, the borrowing base was $25,000,000 and the amount outstanding was $15,140,000. The loan accrues interest at a rate based upon Chase Manhattan Prime plus one half of one percent per annum. The purpose of the loan is to provide financing for the acquisition and development of oil and gas properties.

RISK  FACTORS

     Holders of the Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in Aspen.

     LIMITED OPERATING HISTORY; CAPITAL INTENSIVE BUSINESS; NEED FOR ADDITIONAL FUNDS. From its inception in February 1995 through June 30, 1999, the Company was engaged principally in organization and capitalization activities and was not able to generate material net revenues from operations until the merger with East Wood and the change of management. The Company's business is highly capital intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil field operations and purchase equipment. At June 30, 2001, the Company had a working capital deficit of approximately $928,974. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including borrowings from its line of credit, together with cash expected to be generated from operations, that it will be able to meet its cash requirements for at least the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing Shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

     HISTORY OF LOSSES. Although the Company's operations were profitable in fiscal years 2000 and 2001 following the merger with East Wood and the change of management, the Company had historically incurred losses, including a loss before income tax benefits of $13,324,086 in 1999. The Company's accumulated deficit as of June 30, 2001 was $12,884,201. The Company has historically funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of debt and equity securities and proceeds from the exercise of options and warrants.

     SIGNIFICANT CAPITAL EXPENDITURES NECESSARY FOR UNDEVELOPED PROPERTIES. The Company has substantial oil and gas reserves which are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $18,700,000 will be required to fully develop these reserves, of which $2,400,000 is expected to be incurred during the next 12 months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fund fully its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

     There are certain risks associated with secondary recovery operations, especially the use of waterflooding techniques and drilling activities in general. Part of the Company's inventory of development prospects consists of waterflood projects. Waterflooding involves significant capital expenditures and uncertainty as to the total amount of secondary reserves that can be recovered. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any increase in production that may result. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related costs, as well as during the later stages of the life of the project as production declines. The degree of success, if any, of any secondary recovery program depends on a large number of factors, including the porosity of the formation, the technique used and the location of injector wells.

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors such as the recent terrorists attacks on New York and Washington, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts with a variety of purchasers. Accordingly, the Company's oil and gas sales expose it to the commodities risks associated with changes in market prices. During the past year, Aspen entered into several six month and one year fixed price contracts (all of which have now terminated) in order to mitigate the effect of such price declines on the Company.

     UNCERTAINTY OF ESTIMATES OF RESERVES AND FUTURE NET CASH FLOWS. This Annual Report contains estimates of the Company's oil and gas reserves and the future net cash flows from those reserves, which have been prepared or audited by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the Company's control. The reserve estimates in this Annual Report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Annual Report. Additionally, the Company's reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond the Company's control.

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

     LAWS AND REGULATIONS. The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of oil and gas. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

     ENVIRONMENTAL RISKS. Operations of the Company are also subject to numerous environmental laws, including but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment and preservation of natural resources. Noncompliance with environmental laws and the discharge of oil, gas, or other materials into the air, soil or water may give rise to liabilities to the government and third parties, including civil and criminal penalties, and may require the Company to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose retroactive, strict, and joint and several liability rendering entities liable for environmental damage without regard to negligence or fault. From time to time the Company has agreed to indemnify sellers of producing properties from whom the Company has acquired reserves against certain liabilities for environmental claims associated with such properties. There can be no assurance that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not increase substantially the cost of compliance or otherwise adversely affect the Company's oil and gas operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by or from the Company. While the Company does not anticipate incurring material costs in connection with environmental compliance and remediation, it cannot guarantee that material costs will not be incurred.

     DEPENDENCE ON KEY PERSONNEL. The Company depends to a large extent on the services of Jack E. Wheeler, the Company's Chairman of the Board and Chief Executive Officer and Ronald L. Mercer, President and Chief Operating Officer. The loss of the services of either of these individuals could have a material adverse effect on the Company's operations. The Company has entered into five year employment contracts with both of these executive officers, and has obtained key personnel life insurance. The Company believes that its success is also dependent on its ability to continue to employ and retain skilled technical personnel.

     CONCENTRATION OF VOTING POWER. The Company's Executive Officers, Directors and their affiliates beneficially own approximately 28% of the Company's outstanding Common Stock. As a result, Officers, Directors and their affiliates will have the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and results of voting on all matters requiring shareholder approval.

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

     PUBLIC MARKET AND POSSIBLE VOLATILITY OF SECURITIES. The Common Stock is traded on the OTC Bulletin Board and the Toronto Stock Exchange. The trading price of the Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of drilling results by the Company and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's securities.

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

     GAS SALES. During fiscal year 2001, the Company sold its gas to many different purchasers, one of which, Duke Energy Field Services, accounted for approximately 19% of total gas revenues.

     OIL SALES. Aspen sells its oil production under short-term and long-term arrangements at prices no less than the purchaser's posted prices for the respective areas less standard deductions. Management believes that numerous buyers are available for the Company's oil. During fiscal year 2001, the Company sold its oil to many different purchasers, one of which, Plains Marketing L.P. accounted for more than 63% of the Company's total oil revenues.

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

EMPLOYEES

     At September 14, 2001, the Company had 27 full-time corporate employees of which 6 were management. The Company has experienced no work stoppages and management considers its relations with employees to be good. The Company uses contract services in its field operations and employs independent consultants, as needed, to evaluate Company prospects, reserves and other oil and gas assets for potential acquisitions.

FACILITIES

     The Company occupies approximately 9,454 square feet of office space at 3300 Bank One Center, Oklahoma City, Oklahoma 73102, under a five year lease that expires on September 30, 2004. Monthly base rent is $8,745.

     The Company leases approximately 7,132 square feet of office space at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 under a five year lease that expires on April 30, 2003. Currently three separate tenants are subletting a portion of this space. The net cost to the Company is $5,875 per month.

     The Company obtained a lease of a 20-acre equipment yard for 10 years as part of the acquisition from L.C.B. Resources, Inc. The property includes three freestanding pre-fab buildings, each approximately 25,000 square feet in size. The lease expires May, 2010, and the lease payments have been prepaid.

     The Company obtained a 10-acre yard facility including an 1,800 sq. ft. office building, a shop building and warehouse as part of the United Cementing acquisition. There are no rent payments associated with this property.

RECENT  DEVELOPMENTS

     NORTH EAST NEW MEXICO BASIN. Effective July 2, 2001, Aspen acquired 61,843 net acres of leasehold interest in the North East New Mexico Basin over an area of approximately 100,000 gross acres for $179,000. This results in Aspen owning an average 62% working interest with an estimated 53% net revenue interest. The area is prospective of coal-bed methane, shale gas and Pennsylvanian ages gas reservoirs. Even though the Company has not completed its plan of development, Aspen is encouraged by the potential and the large acreage position it now holds.

     CB OIL COMPANY. On August 1, 2001 (but effective April 1, 2001) the Company acquired producing properties from CB Oil Company for $2.25 million in cash. The acquired properties are located in the Anadarko Basin in west central Oklahoma. As operator, Aspen's average working interest in these properties will be 33.37% with an average net revenue interest of 26.47%. This acquisition added an estimated 275,000 net Bbl of oil and 3 Bcf of gas to the Company's reserves. It also increased Aspen's land position by 27,520 gross acres in a core area of Aspen's operations in central Oklahoma.

     UNITED CEMENTING AND ACID CO., INC. On August 9, 2001 (but effective January 1, 2001), Aspen acquired United Cementing and Acid Co., Inc., a privately-held oilfield service company headquartered in El Dorado, Kansas for $1,040,000 in cash and $250,000 in restricted stock. United Cementing operates a cementing and acidizing business providing oil field services integral to oil and gas operations. The Company has sold 25% of United Cementing to Lenard
Briscoe,  a  Director  of  the  Company,  for  $312,500.

     SACO OIL COMPANY. On September 7, 2001 (but effective April 1, 2001) the Company purchased from Saco Oil Company working interests in 44 producing wells and certain other assets for a cash consideration of $1,125,000. The acquired properties comprise 39 leases and are primarily located in the El Dorado Field in Kansas.


ITEM  2.     PROPERTIES
             ----------

LIST  OF  PROPERTIES

     MEANS (QUEEN SAND) UNIT. The Aspen Means (Queen Sand) Unit consists of approximately 2,600 acres on six leases in north central Andrews County, Texas. Production began in 1954 and secondary recovery was initiated in 1960. The Company purchased the leases in 1996 for the purpose of instituting a 20-acre infill redevelopment program. An engineering report, as of June 30, 2001, estimates that the Means (Queen Sand) Unit contains net proved undeveloped reserves of 3,092,000 MMBbls. The Company estimates that it will require a capital investment of approximately $11,260,000 to develop this property. During fiscal year 2001 the Company purchased, and delivered to the Means Unit, or the nearby city of Odessa, Texas, approximately $500,000 of equipment to be used in the waterflood project.

     MID-CONTINENT. Aspen owns interest in approximately 1,200 wellbores, of which 97% are in the Mid Continent area. The majority of the wellbores are in the Anadarko Basin of western Oklahoma and The Texas Panhandle. The Company's value is mostly from the production of these wellbores producing from the Atoka, Granite Wash, Morrow, Red Fork and other formations.

     There are several geologic provinces within the Mid-Continent area. Most of these provinces have established hydrocarbon production, i.e., the Arkoma Basin is predominately dry gas while the Anadarko has both oil and gas. The
Nemaha Ridge area and the Golden Trend are predominately oil, while recent activity in the northeastern part of the state has been in shale gas development.

     Geologically, the Anadarko Basin began as a rift in the North American plate. This rift valley was initially filled with volcanic material from vents on either side of the rift. During the Late Cambrian when rifting subsided, the sea invaded the rift valley from the southeast. The earliest sediments (known as the Arbuckle Group) were sandstones, limestones and dolomites; all deposited in a shallow sea environment. It is estimated that approximately 2000 feet of the Arbuckle Group sediments were deposited. The true thickness of the Arbuckle Group in the "Deep Anadarko" is unknown; a deep test drilled in Washita County to a thickness of more than 31,000 feet penetrated only 200 feet of the

Arbuckle. The Arbuckle Group does produce throughout the State and production is usually associated with a structural component.

     An additional 7,000 to 10,000 feet of limestones were deposited through the Mississippian Period. In many places the top of the Mississippian is an erosion surface with a "Chat" interval or with enhanced porosity due to exposure and/or structural movement. The open ocean was completely gone by the Triassic Age. Production from the Pennsylvanian is mainly stratigraphic, with multiple sandstones within each formation (the Morrow/Springer has multiple sandstones, 10 to 15 individual sandstones in one area is not unusual).

     The Anadarko Basin has been divided into the "Deep" and "Shelf" areas. The "Deep Anadarko" includes the counties of Beckham, Blaine, Caddo, Custer, Roger Mills, and Washita (the Central Western Oklahoma Counties). Drilling depths in these Counties are generally deeper than 10,000 feet; 17,000 feet is not uncommon for the Morrow/Springer Formation. In Beckham, Custer, Roger Mills and Washita Counties the "Granite Wash" is a prolific gas producer with several intervals (each of these zones can be several hundreds of feet thick) from Desmoisian to Atokan age. These zones are limestone, dolomite, shale mixtures that were washed in from the mountain front, with deposition primarily from the south.

     The earlier Pennsylvanian (Morrow/Springer) sandstones were deposited in relatively deep water as long shore and near shore bars generally trending northwest-southeast (parallel to the Basin). The eastern side of the "Deep Anadarko" includes Blaine, Canadian and Grady Counties. This area also included the Blaine County Embayment, an area known for overpressure Morrow/Springer sandstones (these sands were deposited in an embayment and range from fluvial to delta front sands instead of deep water sands and the depositional trend within the embayment is generally north-south). This area of the Basin is primarily productive from the Pennsylvanian sandstones.

     Reserves can range from 1 to 30+ BCF per interval with many wells producing from the deepest interval first and then some years later will recomplete from the shallow zones. Spacing is typically based on 640 acres, but increased density drilling is common. For example the "Granite Wash" is now being developed in many areas to 160 acre spacing (from 1 well per Section to 4 wells per Section).

     Most of Aspen's operated wells are on the "Shelf Area" of the Anadarko Basin. These wells are generally 7000-9000 feet deep and produce with the aid artificial lift. The wells are characteristically low volume gas wells but have relative long lives.

     The "Shelf" area of the Anadarko encompasses the northwestern part of the state as well as part of the Panhandles of Oklahoma and Texas. This area produces from zones ranging from the Arbuckle to the Permian. Most of the production is from multiple stratigraphic sandstones, 'reefal' limestones and massive limestone. The majority of the production is from the Pennsylvanian sandstones and limestones. The older and deeper limestone production is generally dependent of porosity development associated with structure. The majority of the production, however, is stratigraphically controlled. The major depositional trends for the sandstones are from north to south or northeast to southwest, depending on the geographic area.

     Drilling depths are generally less than 10,000 feet and don't usually require intermediate casing or special drilling programs. Spacing can range from 640 acres to 40 acres depending on the area, formation and well classification (oil or gas). Increased density drilling is as common on the "Shelf" area as it is in the "Deep" Anadarko. Reserves are from both oil and gas and can range from a few BCF's gas and a few thousand barrels of oil to 5+ BCF's and tens of thousands of barrels of oil.

     The "Golden Trend" is an area in south-central Oklahoma, bounded by the Nemaha and Pauls Valley uplifts on the east and the southeastern embayment of the Anadarko. This area is known for prolific oil production from stratigraphic traps. The Upper Pennsylvanian sands are the best producers, these sands successively lap on to the Pauls Valley uplift. The overall Deese (the primary sequence of sands) interval is several thousand feet thick.

     It is also known for the prolific oil production from the Simpson/Bromide (Ordovician) sands. Production from the Ordovician sands, however, is generally found associated with structures. (The formations typically need a structure to trap hydrocarbons above water.) Structure in this area is very complex and it is highly faulted with its major structural axis trending almost directly east-west. This arch contains many known structural features that produce oil and gas (Fields such as Cement, Lindsay and Maysville are along this arch). This area has had established production since the late 1940's and exploration/exploitation continues today with advances in seismic and drilling technology finding additional prospective formations and traps. Drilling depths can vary widely depending of the area and target formation. Oil is the major production - some formations such as the Bromide can flow up to 300 BOPD.

     The "Hugoton" is an area encompassing far northern Oklahoma, the Oklahoma Panhandle and western Kansas. This was an embayment of the Anadarko with sediments being deposited predominately from the north and northwest. The area is dominated by natural gas production from shallow Permian sands (most wells are less than 3,000 feet). The area is also known for its large deposits of helium. For many years only the shallow Permian gas was exploited and deeper formations were not tested. During the past twenty years this area has been slowly being developed for the deeper producing formations. Pennsylvanian sandstones and the Mississippian limestones are favorite targets. These zones are generally stratigraphically controlled.

     Drilling depths for the Mississippian are usually less than 6,000 feet in the Hugoton, making it an attractive area for drilling. The biggest problem here is getting an acreage position due to the spacing of the Permian and Kansas' rules for additional drilling.

     The Arkoma Basin lies in southeastern Oklahoma and central Arkansas. Geologically it is bounded by the Ozark Plateau to the north and the Quachita Overthrust Belt to the south. The Basin was separated from the Anadarko Basin by a series of volcanic islands and uplifts associated with the tectonics of the region. The Arkoma produces mainly dry gas from the Pennsylvanian age sandstones. Production is from stratigraphic traps, structural traps and combination of the two. There are some areas where the production is controlled by the faults (forming boundaries and stacking formations within blocks) and yet there are areas where faulting is not important at all to the production.

     Depending on the area of the Basin, drilling depths can range from a few thousand feet to 17,000+ feet and prospect definition can range from simple stratigraphic correlations and geologic mapping to state of the art 3D seismic. This area is currently enjoying increased activity as shale gas formations are now being exploited and seismic prospects have opened up new discoveries such as the Potato Hills Field.

     NEW MEXICO ACREAGE ACQUISITION. The Sierra Grande Uplift of NE New Mexico joins the Dalhart Basin of the Texas Panhandle in the north half of Union County, New Mexico. These features are tectonic of Mid Pennsylvanian to
Wolfcampian (Permian) age. These strata consist of arkosic sandstone, conglomerate and shale. The arkosic sediments were derived from the granite core of these elements and were deposited as alluvial fans and fan deltas.

     Structure of the Sierra Grande uplift appear to have been controlled primarily by high angle faulting (normal and reverse). In the southern parts of Union County and Northeastern part of Harding County commercial CO2 is being produced. The northern part of Union County has many hydrocarbon shows in past exploration efforts from 900 feet deep to 5000 feet deep.

     Aspen recently acquired 61,843 net acres of leasehold interest in this area over an area of 61,843 gross acres. This results in Aspen owning an average of 100% GWI with an estimated 85% average NRI. The area is prospective of coal-bed methane, shale gas, and Pennsylvanian aged gas reservoirs. Even though Aspen has not completed its Plan of Development, the Company is encouraged by the potential and the large position it now holds. According to one analysis by a geological engineer, the potential could be as great as 100 BCF from the coal beds alone.

     EL DORADO FIELD. The El Dorado Field of central southeast Kansas has a long history of oil production and development. Aspen has acquired interests in over 200 wells within the past two years in this Field. Current Company gross production is approximately 450 BOPD from several different horizons including the Admire, the Mississippi, the Simpson and the Viola. Aspen recently completed a successful five well drilling program in the Field and third party engineers have identified several additional development opportunities on these leases.

TITLE  OF  PROPERTIES

     Aspen follows industry practice when acquiring undeveloped properties on minimal title investigation. A title opinion is obtained before drilling begins on the properties. Title opinions cover the majority of Aspen's properties. The Company's properties are subject to royalty interests and can be subject to liens incident to operating agreements, liens for current taxes and other burdens (although none exist at the present time and in the event they are filed) Aspen does not believe they will materially interfere with their use or value. Aspen may incur additional expenses in obtaining titles or doing remedial work on the titles, but in the opinion of management these expenses would not be material.

OIL  AND  GAS  RESERVES

     Aspen's reserves consist primarily of proved and probable reserves located in the States of Kansas, Oklahoma and Texas. Reserve estimates were made using industry-accepted methodology including extrapolation of performance trends, volumetrics, material balance and statistical analysis of analogs. The evaluator's professional judgment and experience were used to select the most appropriate method and to determine the reasonableness of the results. The estimates were made in accordance with oil and gas reserve definitions promulgated by the U.S. Securities and Exchange Commission (the "SEC").

     The following table summarizes Aspen's estimated net proved oil and gas reserves as of June 30, 2001 as estimated by American Energy Advisors, Inc.

                                                           TOTAL RESERVES
                                                           --------------
ITEM                                           Oil Bbls       Gas Mcf       Mboe
----                                         ---------------  ----------  ----------

    RESERVES
        Proved producing
          Oil (Bbl)                               1,344,552  14,666,212   3,788,920
        Proved nonproducing
           Oil (Bbl)                                 14,983   1,874,153     327,341
        Proved undeveloped
          Oil (Bbl)                               4,111,338  15,947,434   6,769,243

        Total Proved
          Oil (Bbl)                               5,470,873  32,487,799  10,885,504

     ESTIMATED FUTURE NET REVENUES
     BEFORE INCOME TAXES
        Proved producing                    $ 45,173,063.00
        Proved nonproducing                    5,870,262.00
        Proved undeveloped                   115,545,711.00

          Total                             $166,589,036.00

     ESTIMATED FUTURE NET REVENUES
     BEFORE INCOME TAXES DISCOUNTED AT 10%
        Proved producing                    $ 22,924,709.00
        Proved nonproducing                    2,091,178.00
        Proved undeveloped                    56,649,765.00

          Total                             $ 81,665,652.00

- - Prices  based  on  $26.98  per  Bbl  of  oil  and  $2.66 per MMBtu of gas.

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

DRILLING  ACTIVITY

     With gas prices reaching historic highs for the last 20 years, the gas dominated Mid-Continent Region of Oklahoma and Texas was the focus of Aspen's exploitation and development during the fiscal year. Aspen initiated an aggressive development program during which it participated in the drilling of 6 wells in Texas and 27 wells in Oklahoma for a total of 33 new wells with 31 economic completions. This 94% completion success rate resulted in Aspen participating in 33 gross wells and 1.01 net wells for a total drilling cost of approximately $773,000.00 In addition to the exploitation drilling program, Aspen also participated in the successful recompletion and/or rework of 15 wells during the year.

     These drilling activities during the year resulted in Aspen adding net proved reserves of 751,567 Mcf and 17.2 Mbo, or 142 Mboe for a finding cost of $4.15 per Boe which is significantly below the industry average. The present discounted value added to Aspen's present worth for these new wells is over $1,000,000.00.

     The Company has budgeted $2,000,000.00 for the drilling of over 60 wells during the upcoming year. Reflective of this effort, since June 30, 2001, the Company is currently participating in the drilling and completion of 19 new wells. There are 19 additional wells in which Aspen has approved the drilling AFE's and should commence drilling operations on each of these new wells within the next 60 days. Additionally, the Company has received 27 new well proposals, which are currently being evaluated by its technical staff.

OIL  AND  GAS  WELLS

     The following table sets forth the number of productive oil and gas wells in which the Company had a working interest at June 30, 2001. During fiscal year 2001, the average price received for oil and gas sales was $29.45 per Boe, and the average cost of production was $6.09 per Boe, where Boe is defined as the barrel of oil equivalent using 6 Mcf of gas to one barrel of oil. Aspen
Energy's  full  cost  pool  was  amortized  at  the  rate  of  $5.66  per  Boe.

                               PRODUCTIVE WELLS
                          Gross (1)         Net (2)
                          -------------------------
Location                  Oil  Gas  Total   Oil     Gas    Total
-----------------------------------------------------------------
Kansas                    126    3    129  117.13     .72  117.85
Oklahoma                  100  857    957   22.58  169.82  192.40
Texas                      34   43     77   32.07    3.42   35.49
Other                       0   37     37       0    2.08    2.08

Total                     260  940  1,200  171.78  176.04  347.82
                          =======================================

------------------
(1) The number of gross wells is the total number of wells in which a working interest is owned.
(2) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

OIL  AND  GAS  ACREAGE

     The following table summarizes the Company's developed and undeveloped leasehold acreage at June 30, 2001.

                           DEVELOPED         UNDEVELOPED
                       ------------------------------------
                        719,357   168,836   65,177   65,177
                        Gross(1)  Net(2)    Gross(1) Net(2)

Kansas                   12,055     7,418        0        0
Oklahoma                677,402   148,512      434      434
Texas                    29,900    12,906    2,900    2,900
New Mexico                    0         0   61,843   61,843

-----------------
(1) The number of gross acres is the total number of acres in which a working interest is owned.
(2) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.


ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     The Company is not currently party to any legal proceedings which would have a material adverse effect on the Company.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

     No matters were submitted to Shareholders during the fourth quarter of the fiscal year.


                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  STOCK  AND RELATED STOCKHOLDER
             -------------------------------------------------------------------
             MATTERS
             -------

MARKET  INVESTMENTS

     The Common Stock began trading through the Canadian Dealing Network ("CDN") on June 24, 1996, under the symbol "CVZC" and ceased trading on the CDN on October 2, 2000, when the shares commenced trading on the Canadian Venture Exchange ("CDNX"). The following table sets forth the high and low bid information for the Company's Common Stock in United States dollars as reported on the CDN or CDNX, as applicable, for the periods indicated reflecting the consolidation on a 1 for 7 basis effective February 12, 2001. The information in the table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From December 31, 1997 to June 30, 1999, there were no significant trades on the CDN.

                                      CDN-CDNX (U.S. DOLLARS)
                                      -----------------------

                                        HIGH       LOW
                                      ---------  --------

       July 1 - September 30, 1999    $    2.59  $   0.70
       October 1 - December 31, 1999  $    1.54  $   0.98
       January 1 - March 31, 2000     $    0.98  $   0.84
       April 1 - June 30, 2000        $    2.66  $   1.96
       July 1 - September 30, 2000    $   1.925  $   1.40
       October 1 - December 31, 2000  $    2.58  $   0.56
       January 1 - February 26, 2001  $    2.25  $   0.98

     The Common Stock began trading on The Toronto Stock Exchange ("TSE") on February 26, 2001, under the symbol "ASR." The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, in Canadian dollars.

                                     TSE (CANADIAN DOLLARS)
                                     ----------------------

                                         HIGH        LOW
                                     -----------  ----------

       February 26 - March 31, 2001  $      1.95  $     1.60
       April 1 - June 30, 2001       $      2.40  $     1.25
       July 1 - September 14, 2001   $      1.50  $     1.15

     The Company's Common Stock began trading through the NASD Electronic Bulletin Board on January 14, 1997 under the symbol "CTVYF." On July 1, 1997, the Company's symbol was changed to "CTVY." The Company's Common Stock was not traded through the NASD Electronic Bulletin Board after October 17, 1997 until June 2, 1999 when the Common Stock returned to trading on the NASD Electronic Bulletin Board under the symbol "KTNV." At present, the Common Stock trades on the NASD Electronic Bulletin Board under the symbol "ASPG." The following table sets forth the high and low transaction information for the Common Stock in U.S. currency as reported on the Electronic Bulletin Board for the periods indicated.


                                       OTCBB (U.S. DOLLARS)
                                       --------------------

                                          HIGH         LOW
                                      ------------  ----------

       July 1 - September 30, 1999    $       3.85  $     0.70
       October 1 - December 31, 1999  $       2.03  $     0.77
       January 1 - March 31, 2000     $       3.92  $     0.77
       April 1 - June 30, 2000        $       4.13  $     1.60
       July 1 - September 30, 2000    $       2.73  $     1.22
       October 1 - December 31, 2000  $       2.24  $     0.87
       January 1 - March 31, 2001     $       1.69  $     0.63
       April 1 - June 30, 2001        $       1.52  $     0.81
       July 1 - September 14, 2001    $       1.09  $     0.75

     HOLDERS. As of September 11, 2001, there were approximately 1,093 record holders of the Company's Common Stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the year ended June 30, 2001, the Company issued securities in transactions not requiring registration in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The price of the securities issued in the following transactions was determined in each instance by the Board of Directors based primarily upon the then current bid prices of the Common Stock of the Company on the date(s) of agreements for issuance in its principal trading market and the restriction on the transferability of such securities. The unregistered sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The
Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     ACQUISITIONS. In acquisitions of oil and gas properties during fiscal year 2001, the Company issued a total of 369,048 shares of Common Stock to the owners of such properties in exchange for properties valued at approximately $786,072.

     CAPITAL-RAISING PLACEMENTS. During fiscal year 2001, the Company issued a total of 1,419,285 shares of Common Stock to investors in exchange for an aggregate net investment (exclusive of commissions and costs) of $1,434,557. These issuances took place at the times and for the consideration set forth below:

                               Number
       Issuance Date         of Shares     Purchase Price
       -------------------  ------------  ----------------

       July, 2000                60,714   $      76,500(1)
       September, 2000          125,000         157,000(1)
       October, 2000              3,571           4,500(1)
       April, 2001          1,230,000(3)      1,196,557(2)
---------------
(1)  Exercise  of  warrants  ($1.26)  issued  in prior year's private placement.
(2)  Net  of  selling  commissions  and  other  costs  of  sale.
(3) Represents special warrants to purchase 1,230,000 shares. The warrant holder has paid the exercise price in full and may exercise the warrant at any time.

     STOCK FOR SERVICES AND INDEBTEDNESS. During fiscal year 2001, the Company issued a total of 260,068 shares of Common Stock in exchange for various services, having an estimated aggregate value of $486,500.

                       Number    Debt/Value
       Issuance Date  of Shares   Services
       -------------  ---------  -----------

       October, 2000     23,969  $    30,500
       October, 2000    214,286      420,000
       April, 2001       21,813       36,000

     OTHER STOCK OPTION GRANTS. During the year ended June 30, 2001, the Company granted stock options to acquire a total of 721,423 shares of Common Stock for an exercise price of $1.33 per share and stock options to acquire a total of 28,572 shares for an exercise price of $1.96 per share. These options were granted to employees, officers and Directors of the Company. All of these options are currently outstanding.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
             ----------------------------------------------------------------

FISCAL  YEAR  2001  AS  COMPARED  TO  FISCAL  YEAR  2000

     During the fiscal year ended June 30, 2001, the Company had net earnings of $2,100,524 on revenues of $10,549,274 as compared with net earnings of $94,116 on revenues of $3,481,718 for the fiscal year ended June 30, 2000.

     Revenue for the 2001 fiscal year was $10,549,274 compared to $3,481,718 for 2000, an increase of $7,067,556 or 203%. This increase is primarily attributable to an 190% increase in oil and gas sales during the 2001 year. The increase in oil and gas sales is a result of the acquisition of oil and gas properties and higher energy prices.

     Expenses for the 2001 fiscal year amounted to $7,397,721 compared to $2,709,973 for 2000, an increase of $4,687,748 or 173%. The increase is attributable to:

     an increase in oil and gas production expenses associated with the increased number of wells in which the company has participation. an increase in general and administrative expenses of $1,385,634 mostly related to additional staff.
     an increase of $1,833,559 in oil and gas production costs related to increased oil and gas sales and an increase of $1,125,097 in depreciation and depletion directly related to increased oil and gas sales.

     Operating income was $3,151,553 in 2001 compared to an operating income of $771,745 in 2000 as a result of increased sales.

     Interest and financing expense for the 2001 fiscal year was $1,085,286 compared to $665,362 in 2000, an increase of $419,924 or 63%. This increase is attributable to bank debt incurred and a note payable given in connection with the acquisition and development of oil and gas properties.

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

     Expenses for the 2000 fiscal year amounted to $2,709,973 compared to $2,478,161 for 1999, an increase of $231,812 or 9.4%. The increase is attributable to:

     - a decrease in equipment sales related expenses of $592,475 resulting from the cessation of this business activity,
     - a decrease in general and administrative expenses of $869,219 mostly related to the elimination of penalties associated with a failure to register certain convertible debentures in 1999,
     - more than offset by an increase of $737,757 in oil and gas production costs related to increased oil and gas sales,
     - an increase of $956,720 in depreciation and depletion directly related to increased oil and gas sales.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     On June 30, 2001, the Company had cash of $907,794 and a working capital deficit of $928,794 calculated by subtracting current liabilities of $4,831,424 from current assets of $3,902,450. Included in the working capital deficit is a $2,321,243 current maturities of long term debt that management expects will be refinanced within the next 12 months.

     The Company intends to fund its 2001 development activities from the proceeds of private placements of equity instruments, exercise of outstanding options and warrants, traditional bank debt and institutional reserves based financing. There is no assurance the Company will be successful in these efforts.

OTHER  MATTERS

     In  June  1998,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2001. The Company does not anticipate a material impact on its financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are affective upon adoption of Statement 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company does not anticipate a material impact on its financial position or results of operations.

ESTIMATED  RESERVES

     A slight majority of Aspen's oil and gas properties are proved undeveloped reserves. Aspen emphasizes that reserve estimates of new discoveries or undeveloped properties are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change materially as future information becomes available.

ITEM  7.     FINANCIAL  STATEMENTS
             ---------------------

                        ASPEN GROUP RESOURCES CORPORATION
                                AND SUBSIDIARIES


                                    CONTENTS


                                                                            PAGE
                                                                            ----


Independent  Auditor's  Report. . . . . . . . . . . . . . . . . . . . . .     21

Consolidated  Financial  Statements

    Consolidated  Balance  Sheet. . . . . . . . . . . . . . . . . . . . .     22

    Consolidated  Statements  of  Earnings. . . . . . . . . . . . . . . .     23

    Consolidated  Statement  of  Changes in Stockholders' Equity. . . . .  24-26

    Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . . .     27

    Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . .  28-41

          INDEPENDENT  AUDITOR'S  REPORT




          Board  of  Directors
          Aspen  Group  Resources  Corporation


          We have audited the accompanying consolidated balance sheet of Aspen Group Resources Corporation and subsidiaries as of June 30, 2001 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Group Resources Corporation and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



          Lane  Gorman  Trubitt  L.L.P.


          Dallas,  Texas
          August  10,  2001

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS
                                     ------


CURRENT ASSETS
  Cash                                                               $    907,794
  Accounts receivable
    Trade                                                               2,209,026
    Other                                                                   5,730
  Materials and supplies inventory                                        438,845
  Prepaid expenses                                                        341,055
                                                                     -------------
    Total current assets                                                3,902,450
                                                                     -------------

PROVED OIL & GAS PROPERTIES (FULL COST METHOD)                         47,646,027
  net of accumulated depletion of $3,737,393


PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $2,027,013                         2,515,943

OTHER ASSETS
  Notes receivable                                                        203,000
  Note receivable - related party                                         125,000
  Nonmarketable security                                                  236,119
  Prepaid expenses                                                        115,500
  Deposits and other assets                                               108,880
                                                                     -------------

      TOTAL ASSETS                                                   $ 54,852,919
                                                                     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable
    Trade                                                            $  1,599,349
    Revenue distribution                                                  632,284
  Accrued expenses                                                        127,955
  Accrued interest                                                        150,593
                                                                     -------------
                                                                        2,510,181
  Current maturities of long-term debt                                  2,321,243
                                                                     -------------
    Total current liabilities                                           4,831,424
                                                                     -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                15,164,533

MINORITY INTERESTS                                                            222

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized-unlimited, issued-none              -
     issued-none
  Common stock, no par value, authorized-unlimited,
    issued - 19,075,657 shares                                         45,935,125
  Less subscriptions for 122,535 shares                                  (214,436)
  Warrants and beneficial conversion feature                            2,020,252
  Accumulated deficit                                                 (12,884,201)
                                                                     -------------
    Total stockholders' equity                                         34,856,740
                                                                     -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 54,852,919
                                                                     =============


See  accompanying  notes  to  these  financial  statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       YEARS ENDED JUNE 30, 2001 AND 2000


                                                  2001          2000
                                              ------------  ------------
REVENUE
  Oil and gas sales                           $10,055,440   $ 3,461,803
  Equipment sales                                       -        19,915
  Product and service revenues                    493,834             -
                                              ------------  ------------
    Total revenues                             10,549,274     3,481,718
                                              ------------  ------------

EXPENSES
  Oil and gas production                        2,787,550       953,991
  Cost of equipment sold                                -        10,357
  Operating expenses                              353,815             -
  General and administrative                    2,015,210       629,576
  Depreciation and depletion                    2,241,146     1,116,049
                                              ------------  ------------
    Total expenses                              7,397,721     2,709,973
                                              ------------  ------------

EARNINGS FROM OPERATIONS                        3,151,553       771,745

OTHER INCOME (EXPENSE)
  Interest and financing expense               (1,085,286)     (665,362)
  Other income                                     34,479       236,992
                                              ------------  ------------
    Total other                                (1,050,807)     (428,370)
                                              ------------  ------------

EARNINGS BEFORE INCOME
   TAXES AND MINORITY INTERESTS                 2,100,746       343,375

INCOME TAX BENEFIT                                      -             -
                                              ------------  ------------

NET EARNINGS BEFORE
   MINORITY INTERESTS                           2,100,746       343,375

MINORITY INTERESTS                                    222       249,259
                                              ------------  ------------

NET EARNINGS                                  $ 2,100,524   $    94,116
                                              ============  ============

NET EARNINGS PER SHARE                        $       .11   $       .01

NET EARNINGS PER SHARE - ASSUMING DILUTION    $       .10   $       .01

WEIGHTED AVERAGE SHARES                        18,825,709    11,953,798

WEIGHTED AVERAGE SHARES - ASSUMING DILUTION
                                               20,084,953    12,080,212


See  accompanying  notes  to  these  financial  statements.

                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                      Common Stock
                                                               Common Stock            Subscribed         Special Shares
                                                           -----------------------  -------------------  -----------------
                                                            Shares       Amount     Shares     Amount    Shares    Amount
                                                           ---------  ------------  -------  ----------  -------  --------

BALANCES, June 30, 1999                                    3,881,903  $23,548,537   122,535  $(214,436)        -  $      -

Issuance of shares in August 1999 to related parties
    for settlement of debt  ($1.12 per share)                446,429      500,000         -          -         -         -
Issuance of shares in August 1999 for
    services related to the acquisition  of oil and gas       85,714       96,000         -          -         -         -
    properties ($1.12 per share)
Exercise of warrants in September 1999 for
   services related to the acquisition  of oil and gas        79,048       88,533         -          -         -         -
    properties ($1.12 per share)
Issuance of shares in September 1999 for services
   related to the acquisition  of oil and gas properties
   ($1.53 per share)                                         142,857      218,750         -          -         -         -
Issuance of shares in September 1999 for services
   related to the acquisition  of oil and gas properties      42,857       48,000         -          -         -         -
   ($1.12 per share)
Issuance of shares and warrants in private
    offering which closed in September 1999                  171,429      300,000         -          -         -         -
    ($1.75 per share)
Issuance of shares and special warrants in
   September 1999 for the acquisition  of East Wood        6,604,414    5,895,840         -          -         -         -
   ($.89 per share)
Issuance of shares in September 1999 for services
   related to the acquisition  of oil and gas properties     114,285      128,000         -          -         -         -
   ($1.12 per share)
Costs related to sales of stock                                    -      (39,448)        -          -         -         -
Exercise of warrants in December 1999 for
   services related to the acquisition  of oil and gas
   properties ($1.12 per share)                               77,619       86,933         -          -         -         -
Issuance of shares and warrants in private
    offering which closed in December 1999
    ($1.23 per share)                                        160,408      196,500         -          -         -         -
Costs related to sales of stock                                    -      (95,470)        -          -         -         -
Issuance of shares in January 2000 for services
   related to the acquisition  of oil and gas properties     142,857      125,000         -          -         -         -
   ($.88 per share)
Issuance of shares and warrants in private
    offering which closed in  February 2000                  571,429      600,000         -          -         -         -
    ($1.05 per share)
Issuance of shares in February 2000 for the
   acquisition  of East Wood  ($2.41 per                   3,747,271    9,033,170         -          -         -         -
   share)


                                                             Warrants
                                                               and
                                                            Beneficial
                                                            Conversion     Accumulated
                                                             Feature         Deficit        Total
                                                           ------------  --------------  -----------

BALANCES, June 30, 1999                                    $    823,695  $ (15,078,841)  $9,078,955

Issuance of shares in August 1999 to related parties
    for settlement of debt  ($1.12 per share)                         -              -      500,000
Issuance of shares in August 1999 for
    services related to the acquisition  of oil and gas               -              -       96,000
    properties ($1.12 per share)
Exercise of warrants in September 1999 for
   services related to the acquisition  of oil and gas                -              -       88,533
    properties ($1.12 per share)
Issuance of shares in September 1999 for services
   related to the acquisition  of oil and gas properties
   ($1.53 per share)                                                  -              -      218,750
Issuance of shares in September 1999 for services
   related to the acquisition  of oil and gas properties              -              -       48,000
   ($1.12 per share)
Issuance of shares and warrants in private
    offering which closed in September 1999                           -              -      300,000
    ($1.75 per share)
Issuance of shares and special warrants in
   September 1999 for the acquisition  of East Wood                   -              -    5,895,840
   ($.89 per share)
Issuance of shares in September 1999 for services
   related to the acquisition  of oil and gas properties              -              -      128,000
   ($1.12 per share)
Costs related to sales of stock                                       -              -      (39,448)
Exercise of warrants in December 1999 for
   services related to the acquisition  of oil and gas
   properties ($1.12 per share)                                       -              -       86,933
Issuance of shares and warrants in private
    offering which closed in December 1999
    ($1.23 per share)                                                 -              -      196,500
Costs related to sales of stock                                       -              -      (95,470)
Issuance of shares in January 2000 for services
   related to the acquisition  of oil and gas properties              -              -      125,000
   ($.88 per share)
Issuance of shares and warrants in private
    offering which closed in  February 2000                           -              -      600,000
    ($1.05 per share)
Issuance of shares in February 2000 for the
   acquisition  of East Wood  ($2.41 per                              -              -    9,033,170
   share)


See  accompanying  notes  to  these  financial  statements.

                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                                                        Warrants
                                                                                      Common Stock                         and
                                                                Common Stock           Subscribed       Special Shares  Beneficial
                                                           -----------------------  ------------------  --------------  Conversion
                                                             Shares      Amount     Shares    Amount    Shares  Amount   Feature
                                                           ----------  -----------  -------  ---------  ------  ------  ----------
Exercise of warrant in February 2000 for services
   related to the acquisition  of oil and gas properties       84,762     203,988         -         -        -       -        -
   ($2.41 per share)
Exercise of warrants in March 2000
   ($1.05 per share)                                           57,143      60,000         -         -        -       -        -
Exercise of warrants in March 2000
   ($1.26 per share)                                           57,143      72,000         -         -        -       -        -
Exercise of warrants in March 2000
   ($2.10 per share)                                           85,714     180,000         -         -        -       -        -
Exercise of warrants in March 2000
   ($1.26 per share)                                          209,218     263,614         -         -        -       -        -
Exercise of options in March 2000
   ($1.75 per share)                                           17,143      30,000         -         -        -       -        -
Costs related to sales of stock                                     -     (97,520)        -         -        -       -        -
Issuance of shares in April  2000 for
    services ($1.05 - $1.82 per share)                         45,788      55,800         -         -        -       -        -
Issuance of shares in April  2000 for
    services ($.98 per share)                                  85,714      84,360         -         -        -       -        -
Issuance of shares in April  2000 for
    services ($.88 per share)                                 285,714     250,000         -         -        -       -        -
Issuance of shares in April 2000 for the
   acquisition  of oil and gas properties  ($1.20 per         260,714     313,718         -         -        -       -        -
   share)
Issuance of shares in April 2000 to related parties
    for settlement of debt  ($1.40 per share)                 183,016     256,223         -         -        -       -        -
Issuance of shares in May 2000 for the
   acquisition  of oil and gas properties  ($2.63 per          92,857     243,750         -         -        -       -        -
   share)
Issuance of shares in May 2000 for the
   acquisition  of oil and gas properties  ($2.41 per         134,286     323,172         -         -        -       -        -
   share)
Exercise of warrants in June 2000
   ($2.41 per share)                                           44,286      96,875         -         -        -       -        -
Issuance of shares in June 2000 for the
   acquisition  of oil and gas properties  ($2.41 per         142,857     343,800         -         -        -       -        -
   share)

Net earnings                                                        -           -         -         -        -       -        -
                                                           ----------  -----------  -------  ---------  ------  ------  -------

BALANCES, June 30, 2000                                    18,054,875  43,410,125   122,535  (214,436)       -       -  823,695
                                                           ----------  -----------  -------  ---------  ------  ------  -------


                                                             Accumulated
                                                               Deficit         Total
                                                           ---------------  -----------
Exercise of warrant in February 2000 for services
   related to the acquisition  of oil and gas properties                -      203,988
   ($2.41 per share)
Exercise of warrants in March 2000
   ($1.05 per share)                                                    -       60,000
Exercise of warrants in March 2000
   ($1.26 per share)                                                    -       72,000
Exercise of warrants in March 2000
   ($2.10 per share)                                                    -      180,000
Exercise of warrants in March 2000
   ($1.26 per share)                                                    -      263,614
Exercise of options in March 2000
   ($1.75 per share)                                                    -       30,000
Costs related to sales of stock                                         -      (97,520)
Issuance of shares in April  2000 for
    services ($1.05 - $1.82 per share)                                  -       55,800
Issuance of shares in April  2000 for
    services ($.98 per share)                                           -       84,360
Issuance of shares in April  2000 for
    services ($.88 per share)                                           -      250,000
Issuance of shares in April 2000 for the
   acquisition  of oil and gas properties  ($1.20 per                   -      313,718
   share)
Issuance of shares in April 2000 to related parties
    for settlement of debt  ($1.40 per share)                           -      256,223
Issuance of shares in May 2000 for the
   acquisition  of oil and gas properties  ($2.63 per                   -      243,750
   share)
Issuance of shares in May 2000 for the
   acquisition  of oil and gas properties  ($2.41 per                   -      323,172
   share)
Exercise of warrants in June 2000
   ($2.41 per share)                                                    -       96,875
Issuance of shares in June 2000 for the
   acquisition  of oil and gas properties  ($2.41 per                   -      343,800
   share)

Net earnings                                                       94,116       94,116
                                                           ---------------  -----------

BALANCES, June 30, 2000                                       (14,984,725)  29,034,659
                                                           ---------------  -----------


See  accompanying  notes  to  these  financial  statements.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                      Common Stock
                                                                Common Stock           Subscribed        Special Shares
                                                           -----------------------  -------------------  ---------------
                                                             Shares      Amount     SHARES     AMOUNT    Shares  Amount
                                                           ----------  -----------  -------  ----------  ------  -------
Exercise of warrants in July 2000
   ($1.26 per share)                                           60,714       76,500        -          -        -        -
Exercise of warrants in September 2000
   ($1.26 per share)                                          125,000      157,500        -          -        -        -
Issuance of shares in October  2000 for
    services ($1.05 - $1.97 per share)                         23,969       30,500        -          -        -        -
Issuance of shares in October 2000 for services
   related to the acquisition  of oil and gas properties      214,286      420,000        -          -        -        -
   and equipment ($1.97 per share)
Issuance of shares in October 2000 for the
   acquisition  of oil and gas properties, inventory          571,429    1,800,000        -          -        -        -
   and equipment ($3.15 per share)
Exercise of warrants in November 2000
   ($1.26 per share)                                            3,571        4,500        -          -        -        -
Issuance of special  warrants in private
    offering which closed in April 2001                             -            -        -          -        -        -
    ($10.50 per share)
Costs related to issuance of special warrants                       -            -        -          -        -        -
Issuance of shares in April 2001 for
    services ($.98 - 2.52 per share)                           21,813       36,000        -          -        -        -


Net earnings                                                        -            -        -          -        -        -
                                                           ----------  -----------  -------  ----------  ------  -------

BALANCES, June 30, 2001                                    19,075,657  $45,935,125  122,535  $(214,436)       -  $     -
                                                           ==========  ===========  =======  ==========  ======  =======


                                                            Warrants
                                                              and
                                                           Beneficial
                                                           Conversion    Accumulated
                                                             Feature       Deficit        Total
                                                           -----------  -------------  ------------
Exercise of warrants in July 2000
   ($1.26 per share)                                                -              -        76,500
Exercise of warrants in September 2000
   ($1.26 per share)                                                -              -       157,500
Issuance of shares in October  2000 for
    services ($1.05 - $1.97 per share)                              -              -        30,500
Issuance of shares in October 2000 for services
   related to the acquisition  of oil and gas properties            -              -       420,000
   and equipment ($1.97 per share)
Issuance of shares in October 2000 for the
   acquisition  of oil and gas properties, inventory                -              -     1,800,000
   and equipment ($3.15 per share)
Exercise of warrants in November 2000
   ($1.26 per share)                                                -              -         4,500
Issuance of special  warrants in private
    offering which closed in April 2001                     1,845,000              -     1,845,000
    ($10.50 per share)
Costs related to issuance of special warrants                (648,443)             -      (648,443)
Issuance of shares in April 2001 for
    services ($.98 - 2.52 per share)                                -              -        36,000


Net earnings                                                        -      2,100,524     2,100,524
                                                           -----------  -------------  ------------

BALANCES, June 30, 2001                                    $2,020,252   $(12,884,201)  $34,856,740
                                                           ===========  =============  ============


See  accompanying  notes  to  these  financial  statements.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED JUNE 30, 2001 AND 2000


                                                                                                      2001           2000
                                                                                                  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                                    $  2,100,524   $    94,116
  Adjustments to reconcile net earnings to net cash
      provided by (used by) operating activities:
    Depreciation and depletion                                                                       2,241,146     1,116,049
    Amortization                                                                                       227,664       112,954
    Common stock and warrants issued for services
        and other expenses                                                                              66,500        28,800
    Minority interest                                                                                      222             -
    Change in assets and liabilities net of effects from purchase of
      East Wood Equity Venture, Inc.
        Accounts receivable                                                                           (755,433)   (1,031,451)
        Prepaid expenses                                                                               (43,030)     (140,283)
        Accounts payable and accrued liabilities                                                     1,560,734      (397,696)
        Materials and supplies inventory                                                                13,521        20,345
                                                                                                  -------------  ------------
      Net cash provided by (used by) operating activities                                            5,411,848      (197,166)
                                                                                                  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas properties                                                         168,272       241,989
  Oil and gas properties purchased                                                                  (6,058,006)   (5,201,091)
  Other                                                                                                      -          (950)
  Exploration and development costs capitalized                                                     (2,953,347)     (646,614)
  Issuance of notes receivable                                                                        (303,000)            -
  Issuance of note receivable - related party                                                         (125,000)            -
  Purchase of United Cementing & Acid Co., Inc.                                                     (1,250,000)            -
  Acquisition of property and equipment                                                               (396,373)     (170,032)
                                                                                                  -------------  ------------
      Net cash used by investing activities                                                        (10,917,454)   (5,776,698)
                                                                                                  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock and exercise of warrants                                                      2,083,500     1,702,114
  Cash acquired in acquisition                                                                               -        66,816
  Costs related to sale of stock and issuance of notes payable                                        (648,443)     (232,438)
  Issuance of notes payable and long-term debt                                                       4,918,742    10,081,425
  Issuance of related party note payable                                                               200,000             -
  Repayment of notes payable and long-term debt                                                       (459,645)   (5,333,890)
                                                                                                  -------------  ------------
      Net cash provided by financing activities                                                      6,094,154     6,284,027
                                                                                                  -------------  ------------

NET INCREASE IN CASH                                                                                   588,548       310,163

CASH - BEGINNING OF PERIOD                                                                             319,246         9,083
                                                                                                  -------------  ------------

CASH - END OF PERIOD                                                                              $    907,794   $   319,246
                                                                                                  =============  ============

SUPPLEMENTAL INFORMATION
  Cash paid for interest                                                                          $  1,079,286   $   584,285
  Conversion of debt and other liabilities to common stock                                                   -       756,223
  Oil and gas property acquired with note payable                                                            -     3,000,000
  Oil and gas properties acquired with common stock                                                          -    16,497,200
  Issuance of common stock for acquisition consulting fees                                             420,000       748,329
  Prepaid expenses acquired with common stock                                                                -       361,360
  Equipment and other assets acquired with common stock Extinguishment of convertible debentures     1,800,000             -
  Purchase of nonmarketable security with note payable                                                 236,119             -
  Proceeds from sale of 25% of United Cementing & Acid Co., Inc.                                       312,500             -
  Noncash collections on notes receivable                                                              100,000             -

  Purchase of East Wood Equity Venture, Inc.
     Current assets, net of cash acquired                                                         $          -   $   374,850
     Oil and gas properties, net                                                                             -     5,804,002
     Office furniture and equipment, net                                                                     -        15,748
     Liabilities assumed                                                                                     -    (4,965,234)
                                                                                                  -------------  ------------
                                                                                                  $          -   $ 1,229,366
                                                                                                  =============  ============


See  accompanying  notes  to  these  financial  statements.

1.   NATURE  OF  OPERATIONS
     ----------------------

     The Company is an independent energy company engaged in the acquisition, exploitation, development, and operation of oil and gas properties with a geographical focus in major oil & gas producing regions in the United States of America. The Company was in the development stage through June 30, 1999. The year ended June 30, 2000 is the first year during which it was considered an operating company.

     The Company was incorporated under the laws of Ontario, Canada as Cotton Valley Energy Limited on February 15, 1995. On June 14, 1996, the Company merged with Arjon Enterprises, Inc., an Ontario corporation and reporting issuer in Ontario. As a result of that merger the Company's name was changed to Cotton Valley Resources Corporation. The Company continued from Ontario to the Yukon Territory pursuant to Articles of Continuance dated February 9, 1998. On February 28, 2000 the Company's name was changed to Aspen Group Resources Corporation.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     Oil  and  Gas  Properties
     -------------------------
     The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized into a "full-cost pool". A separate full cost pool is established for U.S. and non-U.S. properties.

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

     The various properties are located in eleven states with a predominate focus in Oklahoma, Kansas and Texas.

     The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

     Revenue  Recognition
     --------------------
     Revenue is accrued and recognized in the month the oil and gas is produced and sold.

     Inventories
     -----------
     Inventories, which consist primarily of oilfield equipment, acidizing and cementing products, and supplies held for resale, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property  and  Equipment
     ------------------------
     Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

     Debenture  Financing  Costs
     ---------------------------
     Debenture financing costs are being amortized ratably over the life of the related debenture.

     Nonmarketable  Security
     -----------------------
     The nonmarketable security, representing a 5% common stock investment in a closely held corporation acquired in March 2001, is accounted for using the cost method of accounting. A readily determinable fair value is not available.

     Basis  of  Presentation
     -----------------------
     The Company's assets and principal activities are in the United States and its functional currency is the U.S. dollar; accordingly, the accompanying financial statements are presented in U.S. dollars. The effects of exchange rate changes on transactions denominated in Canadian dollars or other currencies are charged to operations. Foreign exchange gains or losses were insignificant for all periods presented.

     Income  Taxes
     -------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

     Net  Earnings  Per  Share
     -------------------------
     Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. As required by the Securities and Exchange Commission rules, all warrants, options, and shares issued within a year prior to the initial filing of a registration statement are assumed to be outstanding for each year presented for purposes of the earnings per share calculation.

     Cash  Flow  Statement
     ---------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Advertising  Costs
     ------------------
     The Company's policy is to expense all advertising costs in the period in which they are incurred. Advertising and promotion expense was $276,651 and $155,175 for the years ended June 30, 2001 and 2000 respectively.

     Stock-Based  Compensation
     -------------------------
     Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS 123), which was effective for the Company beginning with its 1997 fiscal year, requires recognition of compensation expense for grants of stock, stock options, and other equity instruments based on fair value. If the grants are to employees, companies may elect to disclose only the pro forma effect of such grants on net income and earnings per share in the notes to financial statements and continue to account for the grants pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected the pro forma disclosure alternative for employee grants.

     Use  of  Estimates
     ------------------
     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which as described above may affect the amount at which oil and gas properties are recorded. It is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions of consolidated subsidiaries have been eliminated in consolidation.

     Accounting  Pronouncements
     --------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2001. The Company does not anticipate a material impact on its financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are affective upon adoption of SFAS No. 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company does not anticipate a material impact on its financial position or results of operations.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

3.   ACQUISITIONS
     ------------

     East  Wood  Equity  Venture,  Inc.
     ----------------------------------
     During August 1999 the Company organized a Texas corporation Aspen Energy Group, Inc (AEG) as a wholly-owned subsidiary. On September 16, 1999 AEG entered into an agreement, effective July 1, 1999, to acquire 50% of the outstanding equity shares of East Wood Equity Venture, Inc. (East Wood), an oil and gas company, in exchange for the Company issuing 3,571,429 shares of common stock, and 3,032,985 special warrants (each exercisable for one share). On February 28, 2000, the Company acquired the remaining 50% of the outstanding equity shares of East Wood for 3,747,271 shares of common stock and issuance of a note payable in the amount of $3,000,000. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly East Wood's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $17.9 million, which exceeded the net assets of East Wood by approximately $16.6 million. The excess was allocated to oil and gas properties and is being amortized.

     The following unaudited pro forma data summarize the results of operations for the years ended June 30, 2001 and 2000 as if the acquisition had been completed on July 1, 1999.

     Pro Forma Information      2001         2000
                             -----------  ----------

     Net sales               $10,549,274  $3,481,718
     Net earnings            $ 2,100,524  $  343,375
     Net earnings per share  $       .11  $      .03

     These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on July 1, 1998 or that may be obtained in the future.

     Mercer  Oil  and  Gas  Co.
     --------------------------
     Effective April 1, 2000, the Company entered into a share purchase agreement to acquire 100% of Mercer Oil and Gas Company (Mercer), an oil and gas company, for 142,857 shares. Mercer is a company affiliated with an officer of the Company. Prior to the closing of the share purchase agreement, the Company purchased certain oil and gas property interests of Mercer for $300,000 in cash. For financial statement purposes the acquisition was accounted for as a purchase. The aggregate purchase price was $343,800. The pro forma effects of the acquisition has no effect on revenues, earnings or per share amounts as Mercer had no results of operations prior to the date of acquisition.

     United  Cementing  &  Acid  Co.,  Inc.
     --------------------------------------
     Effective January 1, 2001, the Company entered into a share purchase agreement to acquire 100% of United Cementing & Acid Co., Inc. (United), a privately held oilfield service company. For financial statement purposes the acquisition was accounted for as a purchase. The aggregate purchase price was $1,250,000. On April 13, 2001, the Company entered into a share purchase agreement to sell 25% of United to a director of the Company. The aggregate sale price was $312,500. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly United's results are included in the consolidated financial statements since the date of acquisition. The net purchase price exceeded the net assets of United by approximately $691,000. The excess was allocated to property and equipment and is being depreciated.

     The following unaudited pro forma data summarize the results of operations for the years ended June 30, 2001 and 2000 as if the acquisition had been completed on July 1, 1999, the beginning of the 2000 fiscal year.


     Pro Forma Information             2001         2000
                                    -----------  ----------

     Net sales                      $11,114,856  $4,424,571
     Net earnings                   $ 2,282,062  $  295,211
     Net earnings (loss) per share  $       .12  $      .03

     These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on July 1, 1999 or that may be obtained in the future.

4.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consist  of  the  following:

                                                      Estimated
                                                    Useful Lives
                                                    ------------
     Office furniture and equipment  $     553,364   5 -10 years
     Equipment                           1,073,088   5 -10 years
     Vehicles                            2,168,298       5 years
     Buildings and improvements            508,658      25 years
     Land                                  239,548
                                     -------------

                                     $   4,542,956
                                     =============

     Depreciation charged to expense amounted to $298,901 and $48,734 in 2001 and 2000, respectively.

5.   NOTES  RECEIVABLE
     -----------------

     Notes  receivable  consist  of  the  following:

     Note receivable from a director, nonintererest bearing,
     75,000 due on or before June 29, 2004 and the remainder
     on or before June 29, 2005                                   $125,000

     Note receivable from a corporation, nonintererest bearing,
     due on demand                                                 100,000

     Note receivable from a corporation, nonintererest bearing,
     due on demand                                                 103,000
                                                                  --------

                                                                  $328,000
                                                                  ========

6.   NOTES  PAYABLE  AND  LONG-TERM  DEBT
     ------------------------------------

     On April 28, 2000, the Company entered into a credit agreement with a bank under which it may borrow up to $25,000,000 limited to the borrowing base as determined by the lender. The commitment amount was $14,640,000 at June 30, 2001. At June 30, 2001, there was $13,816,060 of outstanding borrowings under this agreement. Interest on outstanding borrowings currently accrues at the bank's base rate of interest plus one-quarter percent (base rate is 7.00% at June 30, 2001). The agreement also provides for a commitment fee of one-half percent per annum on the average unused portion of the commitment. A facility fee of one-half percent is assessed for increases in the commitment amount.

     The facility is secured by the Company's oil and gas properties. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. At June 30, 2001, the Company was in compliance with those loan covenants.

     Interest is payable monthly and the credit agreement requires monthly commitment reductions as determined by lender. The monthly commitment reduction amount as of June 30, 2001 was $180,000. The credit agreement matures on April 10, 2004.

     The Company has an unsecured note payable to a bank, dated June 26, 2001, in the original amount of $300,000; payable in monthly installments of $3,650, including interest at 7.50%, with all unpaid interest and principal due on June 26, 2004. At June 30, 2001 the outstanding balance was $300,000.

     The Company has a note payable to a bank, dated June 26, 2001, in the original amount of $200,000; payable in monthly installments of $4,848, including interest at the base rate plus one-half percent, with all unpaid interest and principal due on June 26, 2005. The note payable is secured by substantially all of the Company's assets. At June 30, 2001 the outstanding balance was $200,000.

     In connection with the acquisition of a nonmarketable security, the Company issued a $250,000 noninterest bearing note payable. The note is payable in monthly installments of $10,000, including imputed interest at 7.50%, with all unpaid interest and principal due on January 1, 2003. The note payable is secured by the nonmarketable security. At June 30, 2001 the outstanding balance was $169,715, which is net of the unamortized discount of $10,285.

     In connection with the acquisition of certain oil and gas properties, the Company, on February 28, 2000, issued a $3,000,000 convertible 9% note payable. During fiscal 2001, the note payable was modified to be noninterest bearing. All unpaid principal and interest is due on or before December 31, 2002; provided that at any time the Company proposes to pay this note payable, the Company has the right, at their sole option, to pay all or any portion of the amount outstanding by the issuance to the payees of 2,857,143 shares of common stock of the Company.

     Aggregate maturities of notes payable and long-term debt for the years subsequent to June 30, 2001 are as follows: 2002, $2,321,243; 2003,
     $5,299,177;  2004,  $9,809,491;  and  2005,  $55,865.

7.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the year ended June 30, 2001, the Company initiated a private placement of 1,230,000 Special Warrants at $1.50 each for gross proceeds of $1,845,000. Each Special Warrant is exchangeable for one unit (one common share and one-half common share purchase warrant) on or before the earlier of (i) the fifth business day after the date of issuance of a Prospectus Receipt by the securities regulatory authority in Ontario, Canada or (ii) April 4, 2002, without additional payment. Each Special Warrant that has been not exercised prior to the expiration date will be deemed to be exercised immediately prior thereto. Because the Prospectus Receipt had not been issued by August 2, 2001, each of the Special Warrants exercised will entitle the holder, without additional payment, to receive 1.1 units for each Special Warrant so exercised, or deemed exercised. Each whole common share purchase warrant is exercisable for one common share at a price of $1.80, subject to adjustment in certain events, until April 4, 2003. The common stock purchase warrants may be redeemed at a price of $.01 subject to certain events. The Special Warrants were issued pursuant to an agency agreement, and the Company will be filing a prospectus to qualify the common shares and common share purchase warrants issuable upon the exercise of the Special Warrants.

     In fiscal year 2001, additional options and warrants were granted as set forth below.

     - Options to acquire 678,571 shares for $1.33 per share through December 21, 2003 were granted to certain officers, employees and directors.

     - Options to acquire 42,857 shares for $1.33 per share through October 25, 2003 were granted to certain officers, employees and directors.

     - Options to acquire 28,572 shares for $1.96 per share through September 27, 2003 were granted to certain officers, employees and directors.

     - Options to acquire 71,429 shares for $1.65 per share through February 22, 2003 were granted to certain officers, employees and directors.

     - Options to acquire 2,304 shares for $2.17 per share through June 14, 2001 were granted in connection with services rendered.

     During the year ended June 30, 2000, the Company initiated three private placement of its common stock, with warrants attached as set forth below.

     - The Company sold 171,429 shares and 171,429 warrants exercisable for $2.10 per share until September 30, 2002 for proceeds of $300,000.

     - The Company sold 160,408 shares and 160,408 warrants exercisable for $1.26 per share until June 15, 2001 for proceeds of $196,500.

     - The Company sold 571,429 shares and 571,429 warrants exercisable for $1.26 per share until June 15, 2001 for proceeds of $600,000.

     In fiscal year 2000, additional options and warrants were granted as set forth below.

     - Options to acquire 17,143 units (one common share and one common share purchase warrant) for $1.75 per share through September 30, 2001 were granted in connection with a private placement. This option was exercised in fiscal 2000 and the common share purchase warrants were issued and are exercisable for $2.10 per share through September 30, 2002.

     - Options to acquire 16,041 units (one common share and one common share purchase warrant) for $1.26 per share through June 15, 2001 were granted in connection with a private placement.

     - Options to acquire 57,143 units (one common share and one common share purchase warrant) for $1.26 per share through June 15, 2001 were granted in connection with a private placement. This option was exercised in fiscal 2000 and the common share purchase warrants were issued and are exercisable for $1.26 per share through June 15, 2001.

     - Options to acquire 285,714 shares for $1.12 - $2.17 per share through August 27, 2000 were granted in connection with an acquisition. Options to acquire 14,286 shares for $.98 per share through February 1, 2006 were granted in connection with services rendered.

     - Options to acquire 1,142,857 shares for $1.68 per share through February 22, 2003 were granted to certain officers, employees and directors. At June 30, 2001, exercise prices of options range from $.98 to $14.56.

     The following tables summarizes the option and warrant activity for the years ended June 30, 2001 and 2000:

                                          June 30, 2001         June 30, 2000
                                      ---------------------  ---------------------
                                                  Weighted                Weighted
                                                   Average                Average
                                        Number    Exercise     Number    Exercise
                                      of Shares     Price    of Shares     Price
                                      ----------  ---------  ----------  ---------
     Outstanding, beginning of year   2,057,827   $    3.01    794,829   $    7.70
     Granted to:
       Employees, officers and          821,429        1.38  1,142,857        1.68
       directors
       Others                             2,304        2.17  1,367,878        1.40
       Expired/canceled                (387,067)       7.23   (535,661)       5.18
       Exercised                       (189,285)       1.26   (712,076)       1.54
                                      ----------             ----------
     Outstanding, end of year         2,305,208        2.51  2,057,827        3.01
                                      ==========             ==========

     All outstanding warrants and options, except for 3,571 options, were exercisable at June 30, 2001. If not previously exercised, warrants and options outstanding at June 30, 2001 will expire as follows:

                                  Number    Weighted Average
           Year Ending June 30,  Of Shares   Exercise Price
          ---------------------  ---------  -----------------
                 2002              323,780  $            7.08
                 2003            1,174,286               1.68
                 2004              792,857               1.91
                 2005                3,571                .98
                 2006               10,714                .98
                                 ---------
                Total            2,305,208
                                 =========

     Presented below is a comparison of the weighted average exercise prices and market price of the Company's common stock on the measurement date for all warrants and stock options granted during fiscal years 2001 and 2000:

                                      2001                          2000
                                   ---------                      ---------
                         Number    Exercise   Market    Number    Exercise   Market
                        Of Shares    Price     Price   Of Shares    Price     Price
                        ---------  ---------  -------  ---------  ---------  -------

Fair value equal to
    exercise price         28,571  $    1.96  $  1.96  1,971,905  $    1.54  $  1.54
Fair value greater
   than exercise price          -  $       -  $     -          -  $       -  $     -
Exercise price
   greater than fair
   value                  795,161  $    1.36  $  1.34    538,830  $    1.54  $  1.26

     Pro  Forma  Stock-Based  Compensation Disclosures - The Company applies APB
     -------------------------------------------------
     Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost has not been recognized for grants of options and warrants to employees and directors unless the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option or warrant holder.

                                                        Year Ended June 30,
                                                      ------------------------
                                                         2001         2000
                                                      ----------  ------------
     Net earnings applicable to common stockholders:
         As reported                                  $2,100,524  $    94,116
         Pro forma                                    $1,456,795  $(1,544,760)
     Net earnings  per common share:
         As reported                                  $      .11  $       .01
         Pro forma                                    $      .08  $      (.13)

     The fair value of each option granted in 2001 and each option and warrant granted in 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    Year Ended June 30,
                                    -------------------
                                      2001        2000
                                     -----       -----

          Expected volatility          83%        128%
          Risk-free interest rate     5.5%        5.5%
          Expected dividends            -           -
          Expected terms (in years)   3.0         5.0

     Stock  Based  Compensation
     --------------------------
     The Company has two stock-based compensation plans. At June 30, 2001, 1,857,143 shares were reserved for issuance under these plans. Under the Non-Employee Directors Stock Option Plan, options are granted to certain non-employee directors at prices greater than or equal to the market price of the Company's stock on the date of grant. The maximum term of the option is 10 years, and they vest according to the terms of the individual options granted. All options must be granted prior to February 26, 2011, the date the Plan will terminate. Options may be granted at any time prior to its termination. Any option outstanding under the plan at the time of its termination, remains in effect until the option is exercised or expires. Under the 2001 Stock Compensation Plan, options and stock appreciation rights are granted to certain officers, directors, employees and advisors at prices greater than or equal to the market price of the Company's stock on the date of grant. The maximum term of the option is 10 years, and they vest according to the terms of the individual options granted. All options must be granted prior to February 26, 2011, the date the Plan will terminate. Options may be granted at any time prior to its termination. Any option outstanding under the plan at the time of its termination, remains in effect until the option is exercised or expires. Stock appreciation rights may be issued with stock options or separately, at the discretion of the Compensation Committee. At June 30, 2001, no stock appreciation rights had been granted.

     Stock  Consolidation
     --------------------
     On December 21, 2000, the stockholders approved a 1-for-7 reverse stock split of the Company's common stock. All references to the number of common shares and per share amounts in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

8.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     The Company issued a note payable to a director, dated December 5, 2000, in the amount of $200,000; with all unpaid interest and principal paid on April 13, 2001. Interest expense on this note payable was $15,277.

     During fiscal 2001, the Company acquired ownership interests in 17 oil and gas producing properties, inventory, and equipment from a company affiliated with an officer of the Company for 571,429 shares of common stock. The stock was recorded at $1,800,000.

     Effective April 1, 2000, the Company acquired ownership interests in 35 oil and gas producing properties and 239 net mineral acres from a company affiliated with an officer of the Company for 134,286 shares of common stock. The stock was recorded at $323,172.

     During fiscal 2000, the Company issued 446,429 shares of common stock in settlement of $500,000 of accrued salaries and advances from related parties, and 183,016 shares of common stock in settlement of a $256,223 note payable to a related party.

     Legal expenses of approximately $142,000 and $14,000 were paid to firms of which an officer or director of the Company are stockholders during fiscal 2001 and 2000, respectively.

9.   INCOME  TAXES
     -------------

     The  Company's  deferred tax assets (liabilities) consist of the following:

                                                                June 30,
                                                     ----------------------------
                                                          2001           2000
                                                     --------------  ------------
Deferred tax liabilities:
   Accumulated depreciation                          $(     47,000)  $         -
   Costs capitalized for books and deducted for tax     (1,364,000)     (797,000)
                                                     --------------  ------------
           Total deferred tax liabilities               (1,411,000)     (797,000)
Deferred tax assets:
   Net operating loss carryforwards                      7,169,000     6,232,000
Less valuation allowance                                (5,758,000)   (5,435,000)
                                                     --------------  ------------
           Net deferred tax liability                $           -   $         -
                                                     ==============  ============

     The difference from the expected income tax expense for the years ended June 30, 2001 and 2000 at the statutory federal tax rate of 34% and the actual income tax expense is primarily the result of net operating loss carryforwards.

     At June 30, 2001, the Company has available net operating loss carryforwards of approximately $21,086,000 to reduce future taxable income. These carryforwards expire from 2002 to 2019.

10.  CONCENTRATION  OF  CREDIT  RISK AND  FAIR VALUE OF FINANCIAL INSTRUMENTS
     ------------------------------------------------------------------------

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

     Accounts receivable consist of uncollateralized receivables from domestic and international customers primarily in the oil and gas industry. To minimize risk associated with international transactions, all sales are denominated in U.S. currency. The Company routinely assesses the financial strength of it customers. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. The Company had three customers that accounted for approximately 54% of gas sales revenue and two customers that accounted for approximately 92% of oil sales revenues for the year ended June 30, 2001. The Company had one customer that accounted for approximately 18% of gas sales revenue and one customer that accounted for approximately 11% of oil sales revenues for the year ended June 30, 2000.

     Fair value of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

11.  EMPLOYEE  BENEFIT  PLAN
     -----------------------

     The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The plan provides for contributions by the Company in such amounts as the Board of Directors may determine annually. There were no Company contributions to the plan for the years ended June 30, 2001 and 2000.

12.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     Letters  of  Credit
     -------------------
     At June 30, 2001, the Company had $151,000 of outstanding letters of credit.

     Leases
     ------
     The Company conducts its operations utilizing leased facilities under long-term lease agreements, classified as operating leases. The Company also leases certain equipment and vehicles under operating leases. Certain leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses and contain purchase options.

     Future minimum lease payments in the aggregate required by noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

     Year Ending
        June 30,   Related Party      Total
     ------------  --------------  ----------
     2002          $       14,000  $  353,606
     2003                  14,000     343,053
     2004                  14,000     224,782
     2005                  14,000      58,049
     2006                  14,000      14,636
     Thereafter            59,500      59,500
                   --------------  ----------

                          129,500  $1,053,626
                   ==============  ==========

     Total rent expense, all of which was minimum rentals, for fiscal 2001 and 2000 was approximately $318,200 and $111,200, respectively and is net of sublease rentals of $42,000 and $44,600 in 2001 and 2000, respectively.

     Environmental  Matters
     ----------------------
     The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. Although environmental assessments are conducted on all purchased properties, in the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which it may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto.

     Litigation
     ----------
     The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The Company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the financial position or results of operations of the Company.

     Guarantee  of  Debt
     -------------------
     The Company is the guarantor of certain obligations of Hat Creek Exploration in the aggregate amount of $4,000,000 in connection with the purchase of certain oil and gas properties. The note payable is dated May 4, 2000, bears interest at 8%, and is payable in monthly installments over nine years. The debt is expected to be paid with proceeds from the revenue interest in the oil and gas properties. In the opinion of management, the ultimate disposition of this guarantee will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

     Employment  Contracts
     ---------------------
     The Company maintains employment contracts with two officers through 2006 that provide for a minimum annual salary, benefits and incentives based on the Company's earnings. The contracts provide for lump sum severance payments, certain benefits and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. At June 30, 2001, the total commitment, excluding incentives, was $1,470,000.

13.  SUPPLEMENTAL  INFORMATION  (UNAUDITED)
     --------------------------------------

     Costs incurred by the Company with respect to its oil and gas producing activities are set forth below.

                                              Years Ended June 30,
                                                2001        2000
                                            ----------  -----------
          Exploration activities            $        -  $         -
          Proved property acquisition cost   6,478,006   29,954,437
          Development costs                  2,953,347      646,614
                                            ----------  -----------

                Total                       $9,431,353  $30,601,051
                                            ==========  ===========


14.  OIL  AND  GAS  RESERVE  INFORMATION  (UNAUDITED)
     ------------------------------------------------

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

     The following table sets forth proved oil and gas reserves at June 30, 2001, 2000 and 1999 together with changes therein:

                                                    Oil and      Natural
                                                  Condensate       Gas
                                                  -----------  -----------
                                                    (BBLS)        (MCF)
                                                  -----------  -----------
     Balance at June 30, 1999                      3,128,000            -
             Purchase of minerals in place         2,278,000   34,449,000
             Production                              (34,000)    (966,000)
             Sales/disposal of minerals in place           -            -
             Revision of prior estimates                   -            -
                                                  -----------  -----------
     Balance at June 30, 2000                      5,372,000   33,483,000

             Purchase of minerals in place           199,000      457,000
             Production                             (100,000)  (1,452,000)
             Sales/disposal of minerals in place           -            -
             Revision of prior estimates                   -            -
                                                  -----------  -----------
     Balance at June 30, 2001                      5,471,000   32,488,000
                                                  ===========  ===========

     Proved developed reserves at June 30:
             2000                                  1,293,000   16,376,000
                                                  ===========  ===========
             2001                                  1,345,000   14,666,000
                                                  ===========  ===========

     The standardized measure of discounted future net cash flows at June 30, 2001 and 2000 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process described above are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     Standardized measure of discounted future net cash flows relating to proved reserves:

                                                        At June 30,
                                                        -----------
                                                    2001           2000
                                                -------------  -------------
     Future cash inflows                        $251,668,000   $324,553,000
     Future production costs                     (66,338,000)   (76,939,000)
     Future development costs                    (18,741,000)   (17,650,000)
                                                -------------  -------------
     Future net cash flows, before income tax    166,589,000    229,964,000
     Future income tax expenses                  (44,482,000)   (72,642,000)
                                                -------------  -------------
     Future net cash flows                       122,107,000    157,322,000
     10% discount to reflect timing of net
     cash flows                                  (62,247,000)   (82,801,000)
                                                -------------  -------------
     Standardized measure of discounted future
           net cash flows                       $ 59,860,000   $ 74,521,000
                                                =============  =============

     Changes in standardized measure of discounted future net cash flows relating to proved reserves:

                                                      Year Ended June 30,
                                                 ----------------------------
                                                     2001           2000
                                                 -------------  -------------
Standardized measure, beginning of period        $ 74,521,000   $ 11,322,000
Net change in prices and production costs         (62,315,000)    43,006,000
Accretion of discount                              20,554,000    (77,140,000)
Sales of oil and gas, net of production costs      (7,268,000)    (2,508,000)
Sales and disposition of reserves in place                  -              -
Purchase of reserves, net of future development
    Costs                                           3,255,000    152,455,000
Development costs which reduced future
    development costs                               2,953,000        647,000
Revisions of quantity estimates                             -     12,103,000
Change in timing of production and other                    -              -
Net changes in income taxes                        28,160,000    (65,364,000)
                                                 -------------  -------------
Standardized measure, end of period              $ 59,860,000   $ 74,521,000
                                                 =============  =============

15.  EARNINGS  PER  SHARE
     --------------------

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                  Year Ended June 30,
                                               ------------------------
                                                  2001         2000
                                               -----------  -----------
Net earnings                                   $ 2,100,524  $    94,116
Effect of dilutive securities                            -            -
                                               -----------  -----------
Net earnings after effect of
   dilutive securities                         $ 2,100,524  $    94,116
                                               ===========  ===========

Weighted average number of common shares used
    in basic earnings per share                 18,783,941   11,953,798
   Special warrants                              1,230,000            -
   Stock options and warrants                       71,012      126,414
                                               -----------  -----------
Weighted average number of common shares and
    dilutive potential common stock used in
    diluted earnings per share                  20,084,953   12,080,212
                                               ===========  ===========

     Options and warrants to purchase approximately 1,553,000 shares of the Company's common stock, with exercise prices of ranging from $1.53 to $14.56, were excluded from the June 30, 2001 diluted earnings per share calculation because their effects were antidilutive. Options and warrants to purchase approximately 1,324,000 shares of the Company's common stock, with exercise prices of ranging from $1.75 to $24.50, were excluded from the June 30, 2000 diluted earnings per share calculation because their effects were antidilutive.


ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
             ---------------------

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             -------------------------------------------------------------------
             COMPLIANCE  WITH SECTION 16(A) OF THE EXCHANGE ACT
             --------------------------------------------------

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following is a list of the names and ages of each of the Company's directors and executive officers:

Name                    Age   Position
----                    ---   --------

Jack E. Wheeler(1)      52    Chairman of the Board, Chief Executive Officer and
                              Director
Ron  Mercer             53    President  and  Chief  Operating  Officer
Sam  Hammons            51    Vice-President
Peter  Lucas            47    Senior  Vice  President, Chief Financial Officer
Lenard  Briscoe         67    Director
Wayne T. Egan(1)(2)     39    Director
James E. Hogue(1)(2)    65    Director
Anne  L. Holland(2)     57    Director
Randall B. Kahn(1)      41    Director

___________________
(1)  Member  of  Audit  Committee
(2)  Member  of  Compensation  Committee

     JACK E. WHEELER has served as a Director, Chairman of the Board and Chief Executive Officer of the Company since September 16, 1999. Prior to that he has been the Managing Partner of Crown Partners LLC Minerals Division (currently
East Wood Equity Venture, Inc.) for more than the past five (5) years. Mr. Wheeler is an attorney who received his A.A. from Lon Morris University in 1969, a B.A. from Texas A&M University in 1970, an M.A. in 1974 from the University of Colorado, and his J.D. from the University of Houston in 1975.

     RON MERCER was appointed President of the Company on December 1, 2000 and is the Chief Operating Officer of the Company. Prior thereto, Mr. Mercer was Executive Vice-President and Chief Operating Officer of the Company since September 16, 1999. Prior thereto, Mr. Mercer has acted as President responsible for the daily operations of Mercer Oil and Gas Company and Armer LLC for the past 5 years. He is a Professional Engineer with over 30 years experience in oil and gas asset management. He is a Registered Professional
Engineer in Texas and Oklahoma, and a Member of the Society of Professional Engineers and Society of Petroleum Engineers. Mr. Mercer received his B.Sc. in Petroleum Engineering from Texas Tech University.

     SAM HAMMONS was appointed effective September 16, 1999 as Vice-President of the Company. He is an attorney with over 25 years experience, and is former President of the Law Firm of Hammons & Vaught. Mr. Hammons was formerly an Assistant for Energy Natural Resources to Governor David Boren in Oklahoma, and an Administrative Assistant to Governor George Nigh in Oklahoma. Mr. Hammons is a graduate of Oklahoma Baptist University and received a J.D. from Oklahoma University and a Masters in International Relations from Oklahoma University.

     PETER LUCAS was appointed Chief Financial Officer effective March 13, 2000. Mr. Lucas served as Chief Financial Officer of WesTower Corporation until September 1999. He is also a director of Ubiquitel, a public company. Mr. Lucas is a Chartered Accountant, and received his C.A. from the Institute of Chartered Accountants of British Columbia in 1980. He also has a Bachelor of Commerce degree from the University of Alberta.

     LENARD BRISCOE is a director of the Company elected at the December 20, 2000 shareholders meetings. Mr. Briscoe was formerly President of Briscoe Oil Operating Company, Inc. from 1980 to 2000. Mr. Briscoe is a private investor involved with real estate, banking and farming.

     WAYNE T. EGAN is a partner of the Law Firm of WeirFoulds LLP, and practices in the Securities Law Section. He received an LLB from Queen's University Law School in 1988 and a Bachelor of Commerce degree from the University of Toronto in 1985. He is a Member of the Canadian Bar Association. WeirFoulds LLP serves as the Corporation's Corporate Counsel in Ontario, Canada.

     JAMES E. HOGUE was President, Chief Operating Officer and a Director of the Company from July 1996 to September 1999, and President of its primary subsidiary, Cotton Valley Energy Corporation, from February 1995 through July 1996. Mr. Hogue has also been a Director, President and major Shareholder of Third Coast Capital, Inc., a Venture Capital Company since 1988.

     ANNE L. HOLLAND has been the President of MAYCO Petroleum Co., a Crude Oil Trading Company, since 1982. Ms. Holland devotes her principal working time to her position as President of MAYCO Petroleum Co. and acts as a Director of the Company.

     RANDALL B. KAHN currently is President of Triangle Industries, and was formerly President of Dharma Capital, a Venture Capital Company located in St. Louis, Missouri. From 1994 to 1999 Mr. Kahn served as Chief Executive Officer of Tiffany Industries, an office furniture manufacturer in St. Louis, Missouri. Prior thereto, Mr. Kahn was a litigation attorney from 1993 to 1994 with Paule, Camazine and Blumenthal, a Law Firm in St. Louis, Missouri and prior thereto was a litigation attorney with Susman, Chermer, Rimmel & Shifrin, a Law Firm in St. Louis, Missouri from 1989 to 1993. Mr. Kahn received a BA in English Literature from Colorado College in 1982 and received a JD, Environmental Law Honours from Northwestern School of Law, Portland, Oregon.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers and Directors, and persons beneficially owning more than 10% of the Company's stock to file initial reports of ownership and reports of changes in ownership with the United States Securities and Exchange Commission ("SEC") and with the Company Peter Lucas and James Hogue have not filed any reports under Section 16(a). Other officers and Directors have not filed reports disclosing the grant of stock options. The officers and Directors are in the process of preparing the required reports for filing.


ITEM  10.     EXECUTIVE  COMPENSATION
              -----------------------

     The following table sets forth the compensation paid or to be paid to certain of Aspen's executive officers (the "Named Executive Officers"), directly or indirectly, for services rendered in all capacities for fiscal years 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE

                          Annual Compensation(1)    Long Term Compensation

Name and                                         Other Annual   Options/SARs
Principal                   Salary      Bonus    Compensation      Granted
Position            Year     (US$)     (US $)        (US$)           (#)
(a)                  (b)      (c)        (d)          (e)            (f)
-----------------------------------------------------------------------------

Jack E. Wheeler      2001  $ 188,002          0              0        357,143
Director,            2000  $ 112,500          -              -        428,572
Chairman of the      1999          -          -              -              -
Board and Chief
Executive
Officer

Ron Mercer           2001  $ 128,667  $ 100,000              -        107,143
President            2000  $  48,000          -              -        214,286
and Chief            1999          -          -              -              -
Operating
Officer

Sam Hammons          2001  $  10,250          -              -              -
Vice President       2000  $  16,000          -              -         71,429
                     1999          -          -              -              -

Peter Lucas          2001          -          -              -              -
Vice President       2000  $  45,000          -              -         71,429
and Chief            1999          -          -              -              -
Financial
Officer (2)
------------------
(1) Certain of the Company's executive officers receive personal benefits in addition to salary. The aggregate amount of these benefits, however, does not exceed the lesser of $50,000 or 10% of the total annual salary reported for the executives.
(2) Mr. Lucas resigned as an Officer of the Company effective April 15, 1997 and was appointed Chief Financial Officer on March 13, 2000.

OPTION/SAR  GRANTS  (PERIOD  ENDED  JUNE  30,  2001)

     The following options were granted to Named Executive Officers under the Company's Stock Option Plan in the fiscal year ended June 30, 2001:


Name             Number of Options    Exercise Price    Expiration Date
                        (#)               ($US)

--------------------------------------------------------------------------------
Jack E. Wheeler      357,143             $1.33         December 20, 2003
Sam Hammons          -
Ron Mercer           107,143             $1.33         December 23, 2003
Peter Lucas          -

AGGREGATED OPTION/SAR EXERCISES (PERIOD ENDED JUNE 30, 2001) AND FINANCIAL YEAR-END OPTION/SAR VALUES

     The following table sets forth information regarding stock options exercised during the year ended June 30, 2001, and the value of unexercised options held by Named Executive Officers as of June 30, 2001.

                                                                         Value of Unexercised
                                                         Unexercised     in-the-Money
                                                         Options/SARs    Options/SARs
                                                         at FY-End       at FY-End
                 Securities Acquired   Aggregate Value   (#)             ($US)
                 on Exercise           Realized          Exercisable/    Exercisable/
Name             (#)                   ($)               Unexercisable   Unexercisable

----------------------------------------------------------------------------------------------

Jack E. Wheeler  -                     -                      785,715/0      -
Sam Hammons      -                     -                       71,429/0      -
Ron Mercer       -                     -                      321,429/0      -
Peter Lucas      -                     -                       71,429/0      -


EMPLOYMENT  AGREEMENTS

     The Company does not have employment contracts with any of its executive officers, other than with Jack Wheeler, its Chief Executive Officer and Chairman and Ron Mercer, its President. The agreement with Mr. Wheeler is effective until September 17, 2006 and he is paid a base salary of US$200,000 per year, to be reviewed annually by the board of directors of the Company. The agreement with Mr. Mercer is effective until January 1, 2005, and he is paid a base salary of US$140,000 per year, to be reviewed annually by the board of directors of the Company. Under the terms of both employment agreements, in the event of termination without cause or change of control, each is to receive 60 months salary and bonus. There is no severance compensation otherwise payable.

INDEBTEDNESS  OF  DIRECTORS  AND  OFFICERS

     None of the Directors or Officers of the Company or their respective associates or affiliates is indebted to the Company.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     As of September 11, 2001, the only persons or companies who, to the knowledge of the Directors and executive officers of the Company, beneficially own, directly or indirectly, 5% or more of the issued and outstanding voting common stock of the Company are listed below. In addition, this table includes the outstanding voting securities beneficially owned by each of the Company's Directors, and Named Executive Officers as well as the number of shares owned by Directors and Executive Officers as a group.

                                        Number of Common Shares and
Name                                    Nature of Beneficial Ownership(3)  Total % of Common Shares
----------------------------------------------------------------------------------------------------
Jack E. Wheeler(1)                                           3,642,858(4)                      18.1%
Custer County Drillers Inc.                                    2,021,990                       10.5%
Farrell Kahn                                                 1,567,814(4)                       8.1%
Ron Mercer(1)                                                  464,286(4)                       2.2%
James E. Hogue(2)                                                314,286                        1.6%
Sam Hammons(1)                                                 214,286(4)                       1.1%
Randall B. Kahn                                                213,352(4)                       1.1%
Peter Lucas(1)                                                   157,143                          *
Wayne T. Egan(2)                                                 129,716                          *
Anne Holland(2)                                                  121,429                          *
Lenard Briscoe(2)                                                614,286                        3.2%
All Directors, and Executive Officers                          5,871,642                       27.9%
as a group (9 persons, including Jack
E. Wheeler)
____________________

*    Less  than  one  percent.
(1) Mr. Wheeler is Chairman of the Board, Chief Executive Officer and a Director of the Company. Mr. Mercer is President of the Company. Messrs. Hammons and Lucas are Vice Presidents of the Company. The address of Messrs. Wheeler, Mercer, Hammons and Lucas is 3300 Bank One Center, 100 North Broadway, Oklahoma City, Oklahoma 73102.
(2) Mr. Hogue, Ms. Holland, Mr. Kahn, Mr. Egan and Mr. Briscoe are Directors of the Company. The address of Mr. Hogue and Ms. Holland is 6510 Abrams Road, Suite 300, Dallas, Texas 75231. The address of Mr. Kahn is 20 North Gore,
     Suite 200, St. Louis, Missouri 63119. The address of Mr. Egan is 1600 - Exchange Tower, 130 King Street West, Toronto, Ontario, Canada M5X 1J5. The address of Mr. Briscoe is 406 N. Main, Kingfisher, OK 73750.
(3) Includes presently exercisable stock options in the following amounts: J. Wheeler - 785,715 shares; R. Mercer - 321,429 shares; J. Hogue - 114,286 shares; S. Hammons - 71,429 shares; R. Kahn - 114,286 shares; P. Lucas - 71,429 shares; W. Egan - 121,430 shares; A. Holland - 114,286 shares; L. Briscoe - 42,857 shares.
(4) Shares other than optioned shares are held in the name of Aspen Energy Group, Inc.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

     During the fiscal years ended June 30, 2000 and June 30, 2001, the Company entered into the following transactions with parties who could be considered insiders of the Company:

1.   EAST  WOOD  FIRST  PURCHASE  AGREEMENT

     The Company is party to an agreement made on September 16, 1999 (the "First Purchase Agreement"), with an effective date from July 1, 1999, pursuant to which the Company acquired 50% of the issued and outstanding shares of East Wood Equity Ventures, Inc. ("East Wood") from four (4) vendor shareholders of East Wood. Under the terms of the First Purchase Agreement, the Company agreed to issue to the shareholders of East Wood 6,604,414 Common Shares. The principal vendor was Jack Wheeler, the Chairman, Chief Executive Officer and a Director of the Company and also included Custer County Drillers, Inc. The estimated value of the East Wood shares acquired under the First Purchase Agreement was $7,464,505.

2.   EAST  WOOD  SECOND  PURCHASE  AGREEMENT

     The Company entered into an agreement made as of February 28, 2000 (the "Second Purchase Agreement") pursuant to which the Company acquired the remaining 50% of the issued and outstanding shares of East Wood from six (6) vendor shareholders of East Wood including Farrell Kahn and Randall Kahn. Under the terms of the Second Purchase Agreement, the Company agreed to issue to the six (6) Vendor Shareholders of East Wood an aggregate of 3,747,271 shares of Common Stock and a promissory note in the amount of $3,000,000.

3.   ACQUISITION  OF  MERCER  OIL  AND  GAS

     Effective April 1, 2000, the Company acquired all of the outstanding common stock of Mercer Oil and Gas Company from Ron Mercer, an Executive Officer of the Company, in exchange for 142,857 Common Shares. The value of the acquired property was estimated at the time of acquisition as $343,800. Prior to the closing of the acquisition of Mercer Oil, the Company purchased certain oil and gas properties from Mercer Oil for $300,000 in cash.

4.   ACQUISITIONS  OF  BRISCOE  OIL  AND  L.C.B.  RESOURCES

     Effective May 1, 2000, Aspen acquired through a merger with Briscoe Oil Operating, Inc. a 55% undivided interest in 171 properties located in 21 counties in Oklahoma, Texas, and Kansas for $3,000,000. Effective May 1, 2000, Aspen also acquired 17 producing oil and gas properties, equipment, vehicles and a 10-year equipment facility yard lease from L.C.B. Resources, Inc., which was paid by the issuance of 571,429 restricted shares of Common Stock. Briscoe Oil Operating, Inc. and L.C.B. Resources, Inc. were both controlled by Lenard Briscoe, a current Director of the Company.

5.   SALE  OF  UNITED  CEMENTING  STOCK

     Contemporaneously with the Company's acquisition of United Cementing & Acid Co., Inc. for an aggregate purchase price of $1,290,000, the Company sold 25% of United Cementing to Lenard Briscoe, a Director of the Company, for a purchase price (composed of cash and debt cancellation) of $312,500. Mr. Briscoe presently is indebted to United Cementing in the amount of approximately $125,000 under a non-interest bearing promissory note.

6.   LEGAL  FEES

     The Company paid aggregate legal fees of $92,292 in fiscal year 2001 to WeirFoulds, LLP a Toronto law firm in which Director Wayne Egan is a partner.

     The transactions described in this Section were ratified by a majority of the Company's Independent Directors who did not have an interest in the transactions and who had access, at the Company's expense, to available material information and to the Company's Independent Counsel.

     Any future transactions between the Company and its affiliates will be approved by a majority of disinterested Directors and will be on terms no less favourable to the Company than those which could be obtained from unrelated third parties. Any forgiveness of loans must be approved by a majority of the Company's Independent Directors who do not have an interest in the transactions and who have access, at the Company's expense, to either the Company's or their own independent legal counsel.


                                     PART IV

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits: See Exhibit Index on the page immediately following the signature page.

(b) The Company filed no Reports on Form 8-K during the last quarter of the fiscal year ending June 30, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2001.

                                   ASPEN GROUP RESOURCES CORPORATION(Registrant)

                                   By:  /s/ Jack  E. Wheeler
                                            Jack  E. Wheeler
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature             Title                                 Date

/s/ Jack E. Wheeler Chief Executive Officer and Director September 25, 2001 Jack E. Wheeler

/s/  Peter Lucas      Chief Financial Officer and Senior    September 25, 2001
     Peter Lucas      Vice President

/s/  Lenard Briscoe   Director                              September 25, 2001
     Lenard Briscoe

/s/  Wayne T. Egan    Director                              September 25, 2001
     Wayne T. Egan

/s/  James E. Hogue   Director                              September 25, 2001
     James E. Hogue

/s/  Anne Holland     Director                              September 25, 2001
     Anne Holland

/s/  Randall B. Kahn  Director                              September 25, 2001
     Randall B. Kahn

ASPEN GROUP RESOURCES CORPORATION

EXHIBITS  INDEX
---------------

     Exhibit       Description
     Number
     ------        -------------------------------------
     3(a)(1)*      Articles of Amalgamation
     3(a)(2)*      Amendment to Articles of Amalgamation
     3(b)*         Bylaws
     4*            Description of the Common Stock
     21            Subsidiaries

* Previously filed and incorporated by reference herein.