Form 10QSB
period 2001-09-30
ASPEN GROUP RESOURCES CORP
filed 2001-11-13
CIK 1023947

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of October 30, 2001 there were 20,134,157 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                        ASPEN GROUP RESOURCES CORPORATION

                                      INDEX



                PART  I.  FINANCIAL  INFORMATION                     Page No.

Item  1.  Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheet as of
          September 30, 2001  (unaudited)                                3

          Condensed Consolidated  tatements of
          Operations for the three months ended
          September 30, 2001 and 2000  (unaudited)                       4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended September 30, 2001 and 2000
          (unaudited)                                                    5

          Notes to Condensed Consolidated (unaudited)
          Financial Statements                                           6


Item  2.  Management's  Discussion  and  Analysis  of
          Financial Condition and Results of Operations              6 - 7


                PART II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                             7

Item  5.  Other  Information                                             7

Signatures                                                               7

PART  I.  FINANCIAL  INFORMATION
     ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                        ASPEN GROUP RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2001   (UNAUDITED)

                                        ASSETS
                                        ------

CURRENT ASSETS:
     Cash                                                          $      254,620
     Accounts receivable
       Trade                                                            2,144,034
       Other                                                                3,461
     Materials and supplies inventory                                     451,740
     Prepaid expenses                                                     244,480
                                                                    -------------
       Total current assets                                             3,098,335

PROVED OIL & GAS PROPERTIES (FULL COST METHOD)
     Net of accumulated depletion of $4,294,603                        49,365,939

PROPERTY AND EQUIPMENT
     Net of accumulated depreciation of $2,112,323                      2,547,226
OTHER ASSETS
     Notes receivable                                                     203,000
     Note receivable - related party                                      125,000
     Nonmarketable security                                               236,119
     Prepaid expenses                                                     165,816
     Deposits and other assets                                            108,880
                                                                    -------------

Total Assets                                                       $   55,850,315
                                                                    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable
       Trade                                                       $    1,994,590
       Revenue distribution                                               482,568
     Accrued expenses                                                     117,533
     Accrued interest                                                     150,593
                                                                    -------------
                                                                        2,745,284
     Current maturities of long-term debt                               2,291,243
                                                                    -------------

       Total current liabilities                                        5,036,527
                                                                    -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                15,799,266

MINORITY INTERESTS                                                             -

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, authorized-unlimited, issued-none             -
  Common stock, no par value, authorized-unlimited,
    Issued - 19,325,657 shares                                        46,169,125
  Less subscriptions for 122,535 shares                                 (214,436)
  Warrants and beneficial conversion feature                           2,020,252
  Accumulated deficit                                                (12,960,419)
                                                                    -------------
  Total stockholders' equity                                          35,014,522
                                                                    -------------
Total Liabilities and Stockholders' Equity                          $ 55,850,315
                                                                    =============

See accompanying notes to these Condensed Consolidated Financial Statements

                        ASPEN GROUP RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                   (UNAUDITED)


                                         Period from          Period from
                                         July 1, 2001 to      July 1, 2000 to
                                         September 30, 2001   September 30, 2000
                                         -------------------  -------------------
REVENUE:
     Oil and gas sales                       $     1,978,957     $     2,187,562
     Product and service revenues                    353,120                   -
                                         -------------------  -------------------
     Total revenue                                 2,332,077           2,187,562
                                         -------------------  -------------------

EXPENSES:
     Oil and gas production                          719,133             590,463
     Operating expenses                              307,919                   -
     General and administrative                      480,656             419,896
     Depreciation and depletion                      642,519             469,806
                                         -------------------  -------------------
     Total expenses                                2,150,227           1,480,165
                                         -------------------  -------------------

EARNINGS FROM OPERATIONS                             181,850             707,397

OTHER INCOME (EXPENSE)
Interest and financing expense                      (258,290)           (273,307)
                                         -------------------  -------------------
EARNINGS (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                             (76,440)            434,090

INCOME TAXES (None, due to application                     -                   -
              of prior loss)             -------------------  -------------------

NET EARNINGS (LOSS) BEFORE
   MINORITY INTERESTS                                (76,440)            434,090

MINORITY INTERESTS                                       222                   -
                                             ---------------     ----------------
NET EARNINGS (LOSS)                          $       (76,218)    $       434,090
                                             ================    ================


NET EARNINGS (LOSS) PER SHARE                $          0.00     $          0.02
                                             ================    ================

WEIGHTED AVERAGE SHARES                           19,293,553          18,121,278
                                             ================    ================

See accompanying notes to these Condensed Consolidated Financial Statements

                        ASPEN GROUP RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Period from         Period from
                                                                 July 1, 2001        July 1, 2000
                                                                 To September 30,    to September 30,
                                                                 2001                2000
                                                                 ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                          $        (76,218)  $       434,090

     Adjustments to reconcile net earnings (loss) to net cash
          provided by operating activities:
     Depreciation and depletion                                             642,520          469,806
     Minority interests                                                       (222)                -
     Changes in operating assets and liabilities:
          Accounts payable and accrued liabilities                          469,103          166,694
          Materials and supplies inventory                                 (12,895)                -
          Accounts receivable and other prepaids                            113,520         (536,177)
          Other                                                                   -           36,601
                                                                 ------------------  ----------------

     Net cash provided by operating activities                            1,135,808          571,014
                                                                 ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock and exercise of warrants                          -           226,500
          Proceeds from long-term debt                                      634,733        1,718,712
          Repayment of notes payable                                       (30,000)                -
                                                                 ------------------  ----------------
     Net cash provided by financing activities                              604,733        1,945,212
                                                                 ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Additions to oil and gas properties                           (1,454,717)       (1,892,506)
          Exploration and development cost capitalized                    (822,405)         (522,409)
          Additions to furniture and equipment                            (116,593)          (62,231)
                                                                 ------------------  ----------------
     Net cash by investing activities                                   (2,393,715)       (2,477,146)
                                                                 ------------------  ----------------
INCREASE (DECREASE) IN CASH                                               (653,174)           39,080

CASH - Beginning of period                                                  907,794          319,246
                                                                 ------------------  ----------------
CASH - End of period                                             $          254,620  $       358,326
                                                                 ==================  ================


SUPPLEMENTAL INFORMATION
Cash paid for interest                                           $          258,290  $       273,307
Conversion of payables to common stock                                      234,000                -


See  accompanying  notes  to  these  Condensed Consolidated Financial Statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

(A)  NATURE  OF  BUSINESS  AND  BASIS  OF  PREPARATION  AND  PRESENTATION

Aspen Group Resources Corporation's (the "Company" or 'Aspen Group") primary strategic business focus is to build value through the development of its existing producing Oil and Gas Properties by conducting an active exploitation program on these Properties and pursuing the acquisition, development, and exploitation of Oil and Gas Properties that offer the potential for increased production while continuing to control cost.

The Condensed Consolidated Financial Statements of Aspen Group Resources Corporation and Subsidiaries (collectively the "Company" or "Aspen Group") included herein have been prepared by Aspen Group without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted U. S. accounting principles have been condensed or omitted, since Aspen Group believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of Management, the Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included for the fiscal year ended June 30, 2001.

(B)  EARNINGS  PER  SHARE

Diluted earnings per share for the three month periods ending September 30, 2001 and 2000 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have a significant effect.

(C)  COMMON  STOCK

During the three month period ended September 30, 2001, the Company issued 250,000 shares of common stock for $ 1.00 per share as part of the consideration given for the purchase of United Cementing & Acid Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

FIRST  THREE  MONTHS  FISCAL  2002  AND  FIRST  THREE  MONTHS  FISCAL  2001

     During the three months ended September 30, 2001, Aspen Group experienced a net loss of $ 76,218, which compares to net earnings of $ 434,090 during the first three months of fiscal 2001. The decrease in earnings is a result of lower prices for oil & gas products as well as additional cost of operations and overhead incurred in the transition of a new business segment, United Cementing & Acid Company, into the organization. Earnings before interest, taxes, depreciation and amortization was $ 824,369 for the three months ended September 30, 2001 compared to $ 1,177,203 for the three months ended September 30,2000.

     Oil and gas sales decreased to $1,978,957 during the three months ended September 30, 2001, a decrease of $ 208,605 or 9.5%, compared to last year. This decrease reflects the results of a gas price decline of 31% when compared to the same period, coupled with an 8.5% decline in oil prices. Aspen experienced a growth of 10% in oil and gas volumes sold for this period, which is reflective of the additional oil and gas properties acquired and drilling activity. Total revenues increased by 6.6% when compared to the same period last year due to income from the acquisition and drilling activities and the service related business, United Cementing & Acid Company, acquired.

     Oil and gas production expenses increased by 22% when compared to the first three months of last year due to a program of increased maintenance during the warmer months as well as increased cost experienced as a direct result of property acquisitions.

     Operating expenses are the cost of sales and operations incurred in the operation of the Product and Service Business acquired during the previous year.

     General and administrative expenses increased approximately 14% to $480,656 during the three months ended September 30, 2001. The increase reflects the expansion of staff related to the operation of the additionally acquired service business, as well as operations of the additional oil and gas properties acquired.

     Depreciation and depletion cost have increased by 37% due the additional equipment and property assets acquired since September 2000.

     Interest and financing expenses have decreased due to the decline in interest rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001, Aspen Group Resources has a working capital deficit of $1,938,192 calculated by subtracting current liabilities of $5,036,527 from current assets of $ 3,098,335. Aspen Group Resources intends to finance its development activities with cash flow, as well as with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.


PART II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     As of the date of this filing, there are no legal proceedings pending against Aspen Group Resources, that in Management's opinion, would have a material adverse effect on the Company's financial position.

ITEM  5.  OTHER  INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform
Act  of  1995:

     Certain statements in this filing, and elsewhere (such as in other filings by Aspen Group Resources with the Commission, press releases, presentations by Aspen Group Resources Corporation or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aspen Group Resources Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) significant variability in Aspen Group's quarterly revenues and results of operations as a result of variations in the Aspen Group's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance, (ii) changes in the prices of oil and gas, (iii) Aspen Group's ability to obtain capital and (iv) other risk factors commonly faced by small oil and gas companies.




SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2001
               ASPEN  GROUP  RESOURCES  CORPORATION
               (Registrant)


               /s/  Jack  E.  Wheeler
               Jack  E.  Wheeler
               Chief  Executive  Officer