Form 10KSB
period 2001-12-31
ASPEN GROUP RESOURCES CORP
filed 2002-04-01
CIK 1023947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       __________________________________

                                   FORM 10-KSB
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JULY 1, 2001 TO DECEMBER 31, 2001
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

                              3300 Bank One Center
                               100 North Broadway
                          Oklahoma City, Oklahoma 73102
               (Address of Principal Executive Offices) (Zip Code)
                                 (405) 606-8500
                (Issuer's Telephone Number, Including Area Code)

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

     Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the six-month transition period ended December 31, 2001, were $4,253,081 and for the fiscal year ended June 30, 2001, were $10,549,274.

     The Issuer had 31,597,807 shares of common stock outstanding as of March 25, 2002.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of March 25, 2002, was $7,629,533. For purposes of this calculation, the Issuer has deemed all shareholders other than executive officers and directors to be non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Issuer incorporates by reference into Part III of this transition report on Form 10-KSB its proxy statement to be filed in definitive form with the Securities and Exchange Commission within 120 days of December 31, 2001.

================================================================================

                              2001 TRANSITION REPORT (S.E.C. FORM 10-KSB)

                                                INDEX

                                  Securities and Exchange Commission
                                     Item Number and Description


                                                PART I


                                                                                                 PAGE
                                                                                                 ----

Item 1     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
Item 2     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
Item 3     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 4     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .    14


                                                PART II

Item 5     Market for the Company's Common Stock and Related Stockholder Matters. . . . . . . .    15
Item 6     Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . .    17
Item 7     Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    44


                                                PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . .    45
Item 10    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
Item 11    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    45
Item 12    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .    45
Item 13    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    45

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46

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
             --------

GENERAL

     Aspen Group Resources Corporation (referred to herein as either "Aspen" or the "Company" and formerly known as "Cotton Valley Resources Corporation") is an independent energy company engaged in the acquisition, exploitation, development and operation of oil and gas properties with a geographic focus in major oil and gas producing regions in the United States and Canada. The Company was incorporated in the Province of Ontario, Canada, originally as Cotton Valley Energy Limited, on February 15, 1995. From its inception through September 16, 1999, the Company was a development stage company engaged principally in organization and capitalization activities and had not generated material net revenues from operations.

RESTRUCTURING  THROUGH  ACQUISITIONS

     Since September 16, 1999, the Company has completed several acquisitions of oil and gas properties or of companies primarily engaged in oil and gas exploration and development. The following is a summary of the most substantial of these acquisitions.

     EAST WOOD ACQUISITION. On September 16, 1999 (but effective July 1, 1999), the Company acquired 50% of the outstanding common stock of East Wood Equity Venture, Inc. from Jack E. Wheeler, the current Chairman, Chief Executive Officer and a Director of the Company and others in exchange for 6,604,414 restricted shares of Common Stock. On February 28, 2000, the Company purchased the remaining 50% of the outstanding capital stock of East Wood from Farrell Kahn and others in exchange for the issuance of 3,747,271 restricted shares of Common Stock and the Company's promissory note for $3,000,000. (Effective
December 31, 2001, the Company received a release and discharge of this promissory note in exchange for 3,857,143 shares of Common Stock). East Wood was principally engaged in the business of the acquisition, development, exploration and operation of producing oil and gas properties. At the time of the acquisition, the main concentration of East Wood's properties was in Oklahoma with 335 wells and Texas with 30 wells. Approximately 80% of these wells were gas wells.

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

     OTHER ACQUISITIONS. Effective January 1, 2000, the Company acquired 49 producing, operated wells in Oklahoma from EDB Oil Properties for $313,718, which was paid by the issuance of 260,714 restricted shares of Common Stock.

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

     Effective August 1, 2000, the Company purchased interests in 158 oil and gas properties primarily located in the Arkoma and Anadarko Basins of Oklahoma, increasing its average working interest in 130 wells currently in inventory by an additional 5.88235% and royalty and overriding royalty interests in 28 wells from PGGB Oil and Gas Partnership for a cash purchase price of $131,164.

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

     On August 9, 2001 (but effective January 1, 2001), Aspen acquired United Cementing and Acid Co., Inc., a privately-held oilfield service company headquartered in El Dorado, Kansas for $1,040,000 in cash and $250,000 in restricted stock. United Cementing operates a cementing and acidizing business providing oil field services integral to oil and gas operations. Lenard Briscoe, a current director of the Company, initially acquired a 25% interest in United Cementing in exchange for indebtedness and other consideration having an aggregate value of $312,500. Subsequent to December 31, 2001, Mr. Briscoe sold such 25% interest to the Company for $312,500.

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

CREDIT  FACILITY

     On April 28, 2000, Local Oklahoma Bank, N.A. loaned Aspen Energy Group, Inc. amounts up to $25,000,000, as set forth in a Credit Agreement of that date. The loan is subject to, and limited by, a borrowing base based primarily on the value of the Company's oil and gas properties. The commitment of Local reduces over time based upon a monthly commitment reduction. As of December 31, 2001, the borrowing base was $25,000,000 and the amount outstanding was $14,569,000. The loan accrues interest at a rate based upon Chase Manhattan Prime plus one quarter of one percent per annum. The purpose of the loan is to provide financing for the acquisition and development of oil and gas properties.

RISK  FACTORS

     Holders of the Common Stock and future investors in the Company should be aware of the following factors in evaluating their investment in Aspen.

     LIMITED OPERATING HISTORY; CAPITAL INTENSIVE BUSINESS; NEED FOR ADDITIONAL FUNDS. From its inception in February 1995 through June 30, 1999, the Company was engaged principally in organization and capitalization activities and was not able to generate material net revenues from operations until the merger with East Wood and the change of management. The Company's business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand the Company's oil field operations and purchase equipment. At December 31, 2001, the Company had a working capital deficit of approximately $5,700,991 (which includes a $3,000,000 promissory note which has now been converted into 3,857,143 shares of Common Stock effective December 31, 2001). The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, including borrowings from its line of credit, together with cash expected to be generated from operations, that it will be able to meet its cash requirements for at least the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to the Company. Any future issuances of equity securities would likely result in dilution to the Company's then existing Shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

     HISTORY OF LOSSES. Although the Company's operations have been profitable in fiscal years 2000 and 2001 following the merger with East Wood and the change of management, the Company previously had historically incurred losses and incurred a loss of $869,198 for the six months ended December 31, 2001. The Company's accumulated deficit as of December 31, 2001 was $13,753,399. The Company has historically funded its operating losses, acquisitions and expansion costs primarily through a combination of private offerings of debt and equity securities and proceeds from the exercise of options and warrants.

     SIGNIFICANT CAPITAL EXPENDITURES NECESSARY FOR UNDEVELOPED PROPERTIES. The Company has substantial oil and gas reserves, which are classified as Proved Undeveloped Reserves, meaning very little production currently exists. Recovery of the Company's Proved Undeveloped Reserves will require significant capital expenditures. Management estimates that aggregate capital expenditures of approximately $18,400,000 will be required to fully develop these reserves, of which $4,460,000 is scheduled to be incurred during the next 12 months. No assurance can be given that the Company's estimates of capital expenditures will prove accurate, that its financing sources will be sufficient to fund fully its planned development activities or that development activities will be either successful or in accordance with the Company's schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

     VOLATILITY OF OIL AND GAS PRICES. The Company's revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to:
(i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors such as the recent terrorists attacks on New York and Washington, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect the Company's ability to market its production through such systems, pipelines or facilities. Substantially all of the Company's gas production is currently sold to gas marketing firms or end users either on the spot market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market prices. The Company normally sells its oil under month-to-month contracts with a variety of purchasers. Accordingly, the Company's oil and gas sales expose it to the commodities risks associated with changes in market prices. During the past year, Aspen entered into several fixed price contracts (all of which have now terminated) in order to mitigate the effect of such price declines on the Company.

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

     DEPENDENCE ON KEY PERSONNEL. The Company depends to a large extent on the services of Jack E. Wheeler, the Company's Chairman of the Board and Chief Executive Officer and Ronald L. Mercer, President and Chief Operating Officer. The loss of the services of either of these individuals could have a material adverse effect on the Company's operations. The Company has entered into five-year employment contracts with both of these executive officers, and has obtained key personnel life insurance. The Company believes that its success is also dependent on its ability to continue to employ and retain skilled technical personnel.

     CONCENTRATION OF VOTING POWER. As of December 31, 2001, the Company's Executive Officers, Directors and their affiliates beneficially owned approximately 27%, of the Company's outstanding Common Stock. As a result, Officers, Directors and their affiliates will have the ability to exert significant influence over the business affairs of the Company, including the ability to influence the election of directors and results of voting on all matters requiring shareholder approval.

     CONFLICTS OF INTERESTS. Certain Officers, Directors and related parties have engaged in business transactions with the Company, which were not the result of arm's length negotiations between independent parties. Management believes that the terms of these transactions were as favorable to the Company as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between the Company and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors of the Company.

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

COMPETITION

     Competition in the oil and gas industry is intense. Aspen believes that price is the determinative factor in competition for drilling prospects, equipment and labor. Major and independent oil and gas companies and syndicates actively bid for desirable oil and gas properties and equipment and labor required to operate and develop them. Many of Aspen's competitors have substantially greater financial resources and exploration and development budgets than those of the Company. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company will permit.

MARKETS

     GENERAL. Oil and gas operating revenues are highly dependent upon prices and demand for oil and gas. Numerous factors beyond Aspen's control can impact the prices of its oil and gas. Decreases in oil and gas prices would have an adverse effect on the Company's proved reserves, revenues, profitability and cash flow. Aspen has not engaged in any crude oil and gas price swaps or other hedging transactions to reduce its exposure to price fluctuations. The Company may, however, engage in other similar transactions from time to time, as management deems advisable.

     GAS SALES. During calendar year 2001, the Company sold its gas to many different purchasers, one of which, Duke Energy Field Services, accounted for approximately 23% of total gas revenues.

     OIL SALES. Aspen sells its oil production under short-term and long-term arrangements at prices no less than the purchaser's posted prices for the respective areas less standard deductions. Management believes that numerous buyers are available for the Company's oil. During calendar year 2001, the Company sold its oil to many different purchasers, one of which, Plains Marketing L.P., accounted for more than 37% of the Company's total oil revenues.

REGULATION

     Federal and state authorities heavily regulate oil and gas exploration, production and related operations. Failure to comply with applicable law can result in substantial penalties. The cost of regulatory compliance will increase Aspen's cost of doing business and affect its profitability. Regulation of oil and gas activities has changed many times. Consequently, Aspen is unable to predict the future cost or impact of complying with such laws. Texas requires drilling permits and bonds and operating reports and imposes other burdens relating to oil and gas exploration and production. Texas also requires conservation measures, including pooling of oil and gas properties, establishing maximum production rates from oil and gas wells, and spacing, plugging and abandoning wells. These laws limit the rate at which oil and gas can be produced from Aspen's properties.

     United States law and the Federal Energy Regulatory Commission regulate the transportation and sale of gas in interstate commerce.

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

EMPLOYEES

     At March 15, 2002 , the Company had 37 full-time corporate employees of which 5 were management. The Company has experienced no work stoppages and management considers its relations with employees to be good. The Company uses contract services in its field operations and employs independent consultants, as needed, to evaluate Company prospects, reserves and other oil and gas assets for potential acquisitions.

FACILITIES

     The Company occupies approximately 9,454 square feet of office space at 3300 Bank One Center, Oklahoma City, Oklahoma 73102, under a five-year lease that expires on September 30, 2004. Monthly base rent is $8,745.

     The Company leases approximately 7,132 square feet of office space at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 under a five-year lease that expires on April 30, 2003. Currently three separate tenants are subletting a portion of this space. The net cost to the Company is $5,875 per month.

     The Company obtained a lease of a 20-acre equipment yard for 10 years as part of the acquisition from L.C.B. Resources, Inc. The property includes three freestanding pre-fab buildings, each approximately 25,000 square feet in size. The lease expires in 2010, and the lease payments have been prepaid.

     The Company obtained a 10-acre yard facility including a 1,800 sq. ft. office building, a shop building and warehouse as part of the United Cementing acquisition. There are no rent payments associated with this property.

RECENT  DEVELOPMENTS

     ENDEAVOUR RESOURCES INC. Effective January 1, 2002, the Company acquired 39,314,048 shares, representing approximately 80%, of the outstanding common stock of Endeavour Resources Inc. (Endeavour), in exchange for approximately 9,337,086 shares together with share purchase warrants entitling the tendering Endeavour shareholders to purchase an additional 4,668,543 shares of the common stock of the Company. Each whole share purchase warrant entitles the holder to purchase one share of common stock of the Company at a price of $1.25 until September 30, 2002, or $1.75 thereafter until June 30, 2003. In addition, effective January 1, 2002, the Company acquired common share purchase warrants of Endeavour entitling the holder to acquire approximately 3,750,000 additional shares of Endeavour common stock. In exchange for these warrants, the Company issued 890,625 Class B common share purchase warrants (Class B Warrants), each whole Class B Warrant entitling the holder to purchase one share of the common stock of the Company at a price of $1.33 per share until June 28, 2002. The Endeavour common stock and warrants are herein referred to as the "Endeavour Securities". Endeavour is a Calgary based oil and gas company actively engaged in the exploration and development of oil and natural gas in Western Canada and Southern United States. The Company has completed the acquisition of 100% of the Endeavour Securities through a compulsory transaction permitted under applicable law upon the same terms included in the offer. Upon completion of the acquisition of the Endeavour Securities, the Company estimates that it will have issued an aggregate of approximately 11,944,811 shares and warrants to purchase an aggregate of 6,863,030 shares of its Common Stock.


ITEM  2.     PROPERTIES
             ----------

     Preliminary Note: The disclosure in this Item 2 is stated as of December 31, 2001, and accordingly excludes any reference to the oil and gas properties and business activities of Endeavour which was acquired by the Company as of January 1, 2002.

LIST  OF  PROPERTIES

     MEANS (QUEEN SAND) UNIT. The Aspen Means (Queen Sand) Unit consists of approximately 2,600 acres on six leases in north central Andrews County, Texas. Production began in 1954 and secondary recovery was initiated in 1960. The Company purchased the leases in 1996 for the purpose of instituting a 20-acre infill redevelopment program. An engineering report, as of June 30, 2001, estimates that the Means (Queen Sand) Unit contains net proved undeveloped reserves of 3,092,000 Bbls. The Company estimates that it will require a capital investment of approximately $11,260,000 to develop this property. During fiscal year 2001 the Company purchased, and delivered to the Means Unit, or the nearby city of Odessa, Texas, approximately $500,000 of equipment to be used in the waterflood project.

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

     Geologically, the Anadarko Basin began as a rift in the North American plate. This rift valley was initially filled with volcanic material from vents on either side of the rift. During the Late Cambrian when rifting subsided, the sea invaded the rift valley from the southeast. The earliest sediments (known as the Arbuckle Group) were sandstones, limestones and dolomites; all deposited in a shallow sea environment. It is estimated that approximately 2,000 feet of the Arbuckle Group sediments were deposited. The true thickness of the Arbuckle Group in the "Deep Anadarko" is unknown; a deep test drilled in Washita County to a depth of more than 31,000 feet penetrated only 200 feet of the Arbuckle. The Arbuckle Group does produce throughout the State and production is usually associated with a structural component.

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

     The earlier Pennsylvanian (Morrow/Springer) sandstones were deposited in relatively deep water as long shore and near shore bars generally trending northwest southeast (parallel to the Basin). The eastern side of the "Deep Anadarko" includes Blaine, Canadian and Grady Counties. This area also included the Blaine County Embayment, an area known for overpressure Morrow/Springer sandstones (these sands were deposited in an embayment and range from fluvial to delta front sands instead of deep water sands and the depositional trend within the embayment is generally north-south). This area of the Basin is primarily productive from the Pennsylvanian sandstones.

     Reserves can range from 1 to 30+ BCF per interval with many wells producing from the deepest interval first and then some years later will recomplete from the shallow zones. Spacing is typically based on 640 acres, but increased density drilling is common. For example the "Granite Wash" is now being developed in many areas to 160 acre spacing (from one well per section to four wells per section).

     Most of Aspen's operated wells are on the "Shelf Area" of the Anadarko Basin. These wells are generally 7,000-9,000 feet deep and produce with the aid artificial lift. The wells are characteristically low volume gas wells but have relative long lives.

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

     Drilling depths are generally less than 10,000 feet and do not usually require intermediate casing or special drilling programs. Spacing can range from 640 acres to 40 acres depending on the area, formation and well classification (oil or gas). Increased density drilling is as common on the "Shelf" area as it is in the "Deep" Anadarko. Reserves are from both oil and gas and can range from a few BCF's gas and a few thousand barrels of oil to 5+ BCF's and tens of thousands of barrels of oil.

     The "Golden Trend" is an area in south-central Oklahoma, bounded by the Nemaha and Pauls Valley uplifts on the east and the southeastern embayment of the Anadarko. This area is known for prolific oil production from stratigraphic traps. The Upper Pennsylvanian sands are the best producers; these sands successively lap on to the Pauls Valley uplift. The overall Deese (the primary sequence of sands) interval is several thousand feet thick.

     It is also known for the prolific oil production from the Simpson/Bromide (Ordovician) sands. Production from the Ordovician sands, however, is generally found associated with structures. (The formations typically need a structure to trap hydrocarbons above water.) Structure in this area is very complex and it is highly faulted with its major structural axis trending almost directly east west. This arch contains many known structural features that produce oil and gas (Fields such as Cement, Lindsay and Maysville are along this arch). This area has had established production since the late 1940's and exploration/exploitation continues today with advances in seismic and drilling technology finding additional prospective formations and traps. Drilling depths can vary widely depending of the area and target formation. Oil is the major production - some formations such as the Bromide can flow up to 300 Bopd.

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

     Structures of the Sierra Grande uplift appear to have been controlled primarily by high angle faulting (normal and reverse). In the southern parts of Union County and Northeastern part of Harding County commercial CO2 is being produced. The northern part of Union County has many hydrocarbon shows in past exploration efforts from 900 feet deep to 5,000 feet deep.

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

     The following table summarizes Aspen's estimated net proved oil and gas reserves as of December 31, 2001 as estimated by Davis Engineering Company, Inc.

                                                       TOTAL RESERVES
                                                       --------------
                                             Oil Bbls     Gas Mcf       Mboe
                                            ----------------------------------

    RESERVES
        Proved producing
          Oil (Bbl)                         1,951,711   18,889,300    5,099,927
        Proved non-producing
           Oil (Bbl)                            5,810    1,859,517      315,729
        Proved undeveloped
          Oil (Bbl)                         2,082,964    8,517,492    3,502,546
        Total Proved
          Oil (Bbl)                         4,040,485   29,266,309    8,918,202

    ESTIMATED FUTURE NET REVENUES
    BEFORE INCOME TAXES
        Proved producing                  $56,060,236
        Proved non-producing                4,093,652
        Proved undeveloped                 34,941,972

          Total                           $95,095,860

    ESTIMATED FUTURE NET REVENUES
    BEFORE INCOME TAXES DISCOUNTED AT 10%
        Proved producing                  $29,472,619
        Proved non-producing                  885,576
        Proved undeveloped                 19,877,174

          Total                           $50,235,369

- -  Prices  based  on  $19.71  per  Bbl  of  oil and $ 2.31  per MMBtu of gas.

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

DRILLING  ACTIVITY

     After experiencing gas prices reaching historic highs for the last 20 years during much of calendar year 2001, gas prices settled between $2.00 and $3.00 for most of the year with the low being slightly under $2.00, however, the gas dominated Mid-Continent Region of Oklahoma and Texas was the focus of Aspen's exploitation and development during the calendar year 2001. The drop in product prices slowed activity; however, Aspen managed to participate in 22 gross wells (5.05 net wells), completing 10 as economic gas wells, 5 economic oil wells and 7 dry holes. Aspen's total investment of approximately $1,714,277 resulted in Aspen adding new production of approximately 260 Net Bopd for an average finding cost of $6,579 / Bopd. New reserves are estimated at nearly 750 Mboe for a finding cost per barrel of $2.28, which is significantly below the industry average. The present discounted value added to Aspen's present worth for these new wells is over $5,000,000.00.

     Aspen plans to continue participating in viable well proposals throughout the next year as well as propose and drill projects in Oklahoma and Kansas. The company is budgeting a minimum of $2,000,000 out of cash flow to participate in this activity. Should commodity prices improve, the capital investment could be as much as $5,000,000. With the company's acreage position, there are a significant number of capital projects to justify this magnitude of investment.

OIL  AND  GAS  WELLS

     The following table sets forth the number of productive oil and gas wells in which the Company had a working interest at December 31, 2001. During calendar year 2001, the average price received for oil and gas sales was $18.72 per Boe, and the average cost of production was $8.66 per Boe, where Boe is defined as the barrel of oil equivalent using 6 Mcf of gas to one barrel of oil. Aspen Energy Group's full cost pool was amortized at the rate of $5.35 per Boe.

                               PRODUCTIVE  WELLS
                       Gross (1)               Net (2)
                ------  ------  ------  ------  ------  ------
Location         Oil     Gas    Total    Oil     Gas    Total
--------        ----------------------  ----------------------

Kansas             168       3     171  150.60     .72  151.32
Oklahoma           100     857     957   22.58  169.82  192.40
Texas               34      43      77   32.07    3.42   35.49
Other                0      37      37       0    2.08    2.08

Total              302     940   1,242  205.25  176.04  381.29
                ======================  ======================

----------------
(1) The number of gross wells is the total number of wells in which a working interest is owned.
(2) The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

OIL  AND  GAS  ACREAGE

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 2001.

                  DEVELOPED          UNDEVELOPED
                  ---------          -----------
             Gross (1)  Net (2)   Gross (1)   Net (2)
Kansas         13,055      8,218         0          0
Oklahoma      677,402    148,512       434        434
Texas          29,900     12,906     2,900      2,900
New Mexico          0          0    61,843     61,843

Total         720,357    169,636    65,177     65,177
             ===================  ===================

----------------
(1) The number of gross acres is the total number of acres in which a working interest is owned.
(2) The number of net acres is the sum of fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.


ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     The Company is not currently a party to any legal proceedings, which would have a material adverse effect on the Company.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

     No matters were submitted to Shareholders during the six-month transitional period ended December 31, 2001.

                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  STOCK  AND RELATED STOCKHOLDER
             -------------------------------------------------------------------
             MATTERS
             -------

MARKET  INVESTMENTS

     The Common Stock began trading through the Canadian Dealing Network ("CDN") on June 24, 1996, under the symbol "CVZC" and ceased trading on the CDN on October 2, 2000, when the shares commenced trading on the Canadian Venture Exchange ("CDNX"). The following table sets forth the high and low bid information for the Company's Common Stock in United States dollars as reported on the CDN or CDNX, as applicable, for the periods indicated reflecting the consolidation on a 1 for 7 basis effective February 12, 2001. The information in the table reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. From December 31, 1997 to June 30, 1999, there were no significant trades on the CDN.

                                     CDN-CDNX (U.S. DOLLARS)
                                     ----------------------
                                        HIGH        LOW
                                      ---------  ---------
       July 1 - September 30, 1999    $    2.59  $    0.70
       October 1 - December 31, 1999  $    1.54  $    0.98
       January 1 - March 31, 2000     $    0.98  $    0.84
       April 1 - June 30, 2000        $    2.66  $    1.96
       July 1 - September 30, 2000    $   1.925  $    1.40
       October 1 - December 31, 2000  $    2.58  $    0.56
       January 1 - February 26, 2001  $    2.25  $    0.98

     The Common Stock began trading on The Toronto Stock Exchange ("TSE") on February 26, 2001, under the symbol "ASR." The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, in Canadian dollars.

                                     TSE (CANADIAN DOLLARS)
                                     ----------------------
                                        HIGH        LOW
                                      ---------  ---------

       February 26 - March 31, 2001   $    1.95  $    1.60
       April 1 - June 30, 2001        $    2.40  $    1.25
       July 1 - September 30, 2001    $    1.50  $    1.15
       October 1 - December 31, 2001  $    1.00  $    0.58

     The Company's Common Stock began trading through the NASD Electronic Bulletin Board on January 14, 1997 under the symbol "CTVYF." On July 1, 1997, the Company's symbol was changed to "CTVY." The Company's Common Stock was not traded through the NASD Electronic Bulletin Board after October 17, 1997 until June 2, 1999 when the Common Stock returned to trading on the NASD Electronic Bulletin Board under the symbol "KTNV." At present, the Common Stock trades on the NASD Electronic Bulletin Board under the symbol "ASPGF." The following table sets forth the high and low transaction information for the Common Stock in U.S. currency as reported on the Electronic Bulletin Board for the periods indicated.

                                      OTCBB (U.S. DOLLARS)
                                      --------------------
                                        HIGH        LOW
                                      ---------  ---------
       July 1 - September 30, 1999    $    3.85  $    0.70
       October 1 - December 31, 1999  $    2.03  $    0.77
       January 1 - March 31, 2000     $    3.92  $    0.77


       April 1 - June 30, 2000        $    4.13  $    1.60
       July 1 - September 30, 2000    $    2.73  $    1.22
       October 1 - December 31, 2000  $    2.24  $    0.87
       January 1 - March 31, 2001     $    1.69  $    0.63
       April 1 - June 30, 2001        $    1.52  $    0.81
       July 1 - September 30, 2001    $    1.09  $    0.75
       October 1 - December 31, 2001  $    0.76  $    0.31

     HOLDERS. As of March 25, 2002, there were approximately 1,171 record holders of the Company's Common Stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the six-month period ended December 31, 2001, the Company issued securities in transactions not requiring registration in reliance upon exemptions from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The price of the securities issued in the following transactions was determined in each instance by the Board of Directors based primarily upon the then current bid prices of the Common Stock of the Company on the date(s) of agreements for issuance in its principal trading market and the restriction on the transferability of such securities. The unregistered sale of these securities above were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The Company determined that the purchasers of these securities were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities sold to United States residents bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

     ACQUISITIONS. In connection with the acquisition of United Cementing on August 9, 2001 (effective January 1, 2001), the Company issued a total of 250,000 shares of Common Stock valued at $250,000 to the owners of United Cementing.

     SPECIAL WARRANTS. The Company initiated a private placement of 1,230,000 Special Warrants at $1.50 each for gross proceeds of $1,845,000. Each Special Warrant is exchangeable for one unit (one common share and one-half common share purchase warrant) on or before the earlier of (i) the fifth business day after the date of issuance of a Prospectus Receipt by the securities regulatory authority in Ontario, Canada or (ii) April 4, 2002, without additional payment. Each Special Warrant that has been not exercised prior to the expiration date will be deemed to be exercised immediately prior thereto. Because the Prospectus Receipt had not been issued by August 2, 2001, each of the Special Warrants exercised entitles the holder, without additional payment, to receive
1.1 units for each Special Warrant so exercised, or deemed exercised. Each whole common share purchase warrant is exercisable for one common share at a price of $1.80, subject to adjustment in certain events, until April 4, 2003. The common stock purchase warrants may be redeemed at a price of $.01 subject to certain events. There were 495,000 exercisable Special Warrants at December 31, 2001. In connection with the exercise of 735,000 Special Warrants, the Company issued 808,500 shares of Common Stock and warrants to acquire 404,250 shares for $1.80 per share through April 4, 2003.

     STOCK ISSUANCES FOR SERVICES. In November 2001, the Company issued a total of 70,000 shares of Common Stock to CEOcast in exchange for various services, having an estimated aggregate value of $43,400.

     STOCK ISSUANCE FOR DEBT. On March 28, 2002 (effective December 31, 2001), a promissory note of the Company in the principal amount of $3,000,000 was cancelled and exchanged for 2,857,143 shares of Common Stock. On February 28, 2002, the interest due on said promissory note was satisfied through the issuance of 1,000,000 shares of Common Stock.

     OTHER STOCK OPTION GRANTS. During the six-month period ended December 31, 2001, the Company granted stock options to acquire a total of 457,142 shares of Common Stock for an exercise price of $1.00 per share and stock options to acquire a total of 20,000 shares for an exercise price of $0.50 per share. These options were granted to employees and consultants of the Company. All of these options are currently outstanding.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
             ----------------------------------------------------------------

SIX-MONTH PERIOD ENDING DECEMBER 31, 2001 AS COMPARED TO SIX-MONTH PERIOD ENDING DECEMBER 31, 2000

     During the six-month period ended December 31, 2001, the Company had a loss of $869,198 on revenues of $4,253,081 as compared with net earnings of $1,435,194 on revenues of $5,223,055 for the same period ended December 31, 2000. The 18.6% decrease in revenue is primarily attributable to the decrease in oil and gas prices during the period.

     Expenses for the six-month period ended December 31, 2001, amounted to $4,661,757 compared to $3,231,191 for the same period in 2000, an increase of $1,430,566 or 44.3%. The increase is attributable to:

     - an increase of $871,200 in oil and gas production expenses associated with the increased number of wells in which the company participates as well as operating costs associated with product service revenues;
     - an increase in general and administrative expenses of $230,143 mostly related to additional acquisition overhead costs; and
     - an increase of $329,216 in depreciation and depletion directly related to increased oil and gas sales.

     Operating loss was $408,676 for six-month period year ended December 31, 2001, compared to an operating income of $1,991,864 for the same period in 2000 as a result of increased operating cost and lower product prices.

     Interest and financing expense for the six-month period year ended December 31, 2001, was $482,446 compared to $556,670 for the same period in 2000, a decrease of $74,224 or 13.3%, resulting from lower bank financing charges.

FISCAL  YEAR  2001  AS  COMPARED  TO  FISCAL  YEAR  2000

     During the fiscal year ended June 30, 2001, the Company had net earnings of $2,100,524 on revenues of $10,549,274 as compared with net earnings of $94,116 on revenues of $3,481,718 for the fiscal year ended June 30, 2000.

     Revenue for the 2001 fiscal year was $10,549,274 compared to $3,481,718 for 2000, an increase of $7,067,556 or 203%. This increase is primarily attributable to a 190% increase in oil and gas sales during the 2001 year. The increase in oil and gas sales is a result of the acquisition of oil and gas properties and higher energy prices.

     Expenses for the 2001 fiscal year amounted to $7,397,721 compared to $2,709,973 for 2000, an increase of $4,687,748 or 173%. The increase is attributable to:

     - an increase in oil and gas production expenses associated with the increased number of wells in which the company participates;

     - an increase in general and administrative expenses of $1,385,634 mostly related to additional staff;
     - an increase of $1,833,559 in oil and gas production costs related to increased oil and gas sales; and
     - an increase of $1,125,097 in depreciation and depletion directly related to increased oil and gas sales.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     On December 31, 2001, the Company had cash of $50,600 and a working capital deficit of $5,701,021 calculated by subtracting current liabilities of $8,937,690 from current assets of $3,236,669. The Company has substantially reduced this working capital deficit by exchanging $3,000,000 of current debt for common stock. Management intends to refinance an additional $2.8 million of these current liabilities over the next 12 months.

     The Company intends to fund its 2002 development activities from the proceeds of private placements of equity instruments, exercise of outstanding options and warrants, traditional bank debt and institutional reserves based financing. There is no assurance the Company will be successful in these efforts.

OTHER  MATTERS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. The Company will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002, but does not anticipate a material impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 guidance covers
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. Any transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt SFAS No. 144 as of January 1, 2002, but does not anticipate a material impact on its financial position or results of operations.

ESTIMATED  RESERVES

     Approximately 40% of Aspen's oil and gas properties are proved undeveloped reserves. Aspen emphasizes that reserve estimates of new discoveries or undeveloped properties are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change materially as future information becomes available.

ITEM  7.     FINANCIAL  STATEMENTS
             ---------------------

                        ASPEN GROUP RESOURCES CORPORATION
                                AND SUBSIDIARIES


                                    CONTENTS


                                                                           PAGE
                                                                           ----
Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . .    21

Consolidated Financial Statements

    Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . .    22

    Consolidated Statements of Operations . . . . . . . . . . . . . . . .    23

    Consolidated Statement of Changes in Stockholders' Equity . . . . . .    24

    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .    26

    Notes to Consolidated Financial Statements. . . . . . . . . . . . . .    27

INDEPENDENT AUDITOR'S REPORT



Board  of  Directors
Aspen  Group  Resources  Corporation


We have audited the accompanying consolidated balance sheet of Aspen Group Resources Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six months ended December 31, 2001 and the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Group Resources Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the six months ended December 31, 2001 and the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


Lane  Gorman  Trubitt,  L.L.P.


Dallas,  Texas
February  15,  2002

               ASPEN GROUP RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                               $     50,600
  Accounts receivable
    Trade                                                               2,424,317
    Other                                                                   2,938
  Materials and supplies inventory                                        475,327
  Prepaid expenses                                                        283,487
                                                                     -------------
    Total current assets                                                3,236,669
                                                                     -------------

PROVED OIL & GAS PROPERTIES (FULL COST METHOD)
  net of accumulated depletion of $4,815,423
                                                                       49,638,972

PROPERTY AND EQUIPMENT
  net of accumulated depreciation of $2,249,246                         2,515,893

OTHER ASSETS
  Notes receivable                                                        100,000
  Note receivable - related party                                         125,000
  Nonmarketable security                                                  236,119
  Prepaid expenses                                                        105,498
  Deposits and other assets                                               108,880
                                                                     -------------

      TOTAL ASSETS                                                   $ 56,067,031
                                                                     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

CURRENT LIABILITIES
  Accounts payable
    Trade                                                            $  2,276,559
    Revenue distribution                                                  577,621
  Accrued expenses                                                        112,840
  Accrued interest                                                        150,593
                                                                     -------------
                                                                        3,117,613
  Current maturities of long-term debt                                  5,820,077
                                                                     -------------
    Total current liabilities                                           8,937,690
                                                                     -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                12,848,399

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized-unlimited, issued-none
     issued-none                                                                -
  Common stock, no par value, authorized-unlimited,
    issued - 20,204,157 shares                                         46,943,541
  Less subscriptions for 122,535 shares                                  (214,436)
  Warrants and beneficial conversion feature                            1,305,236
  Accumulated deficit                                                 (13,753,399)
                                                                     -------------
    Total stockholders' equity                                         34,280,942
                                                                     -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 56,067,031
                                                                     =============

See accompanying notes to these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND YEAR ENDED JUNE 30, 2001

                                                    (Unaudited)
                                    December 31,    December 31,     June 30,
                                        2001            2000           2001
                                   --------------  --------------  ------------
REVENUE
  Oil and gas sales                $   3,534,322   $   5,223,055   $10,055,440
  Product and service revenues           718,759               -       493,834
                                   --------------  --------------  ------------
    Total revenues                     4,253,081       5,223,055    10,549,274
                                   --------------  --------------  ------------

EXPENSES
  Oil and gas production               1,647,810       1,344,015     2,787,550
  Operating expenses                     567,412               -       353,815
  General and administrative           1,142,015         911,872     2,015,210
  Depreciation and depletion           1,304,520         975,304     2,241,146
                                   --------------  --------------  ------------
    Total expenses                     4,661,757       3,231,191     7,397,721
                                   --------------  --------------  ------------

EARNINGS (LOSS) FROM OPERATIONS         (408,676)      1,991,864     3,151,553

OTHER INCOME (EXPENSE)
  Interest and financing expense        (482,446)       (556,670)   (1,085,286)
  Other income                            21,702               -        34,479
                                   --------------  --------------  ------------
    Total other                         (460,744)       (556,670)   (1,050,807)
                                   --------------  --------------  ------------

EARNINGS (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTERESTS         (869,420)      1,435,194     2,100,746

INCOME TAXES                                   -               -             -
                                   --------------  --------------  ------------

NET EARNINGS (LOSS) BEFORE
   MINORITY INTERESTS                   (869,420)      1,435,194     2,100,746

MINORITY INTERESTS                          (222)              -           222
                                   --------------  --------------  ------------

NET EARNINGS (LOSS)                $    (869,198)  $   1,435,194   $ 2,100,524
                                   ==============  ==============  ============

BASIC EARNINGS (LOSS) PER SHARE    $        (.04)  $         .08   $       .11

DILUTED NET EARNINGS (LOSS) PER
SHARE                              $        (.04)  $         .07   $       .10

WEIGHTED AVERAGE SHARES               19,582,323      18,517,703    18,783,941

WEIGHTED AVERAGE SHARES -
ASSUMING DILUTION                     22,989,269      19,818,715    20,084,953

See accompanying notes to these financial statements.

                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               SIX MONTHS ENDED DECEMBER 31, 2001 AND YEAR ENDED JUNE 30, 2001

                                                                           Common Stock       Special Shares    Warrants and
                                                     Common Stock           Subscribed            Shares         Beneficial
                                                -----------------------  -------------------      -------        Conversion
                                                  Shares      Amount     Shares    Amount         Amount           Feature
                                                ----------  -----------  -------  ----------      -------        -----------
BALANCES, June 30, 2000                         18,054,875  $43,410,125  122,535  $(214,436)        -  $      -   $823,695

Exercise of warrants in July 2000
   ($1.26 per share)                                60,714       76,500        -          -         -         -           -
Exercise of warrants in September 2000
   ($1.26 per share)                               125,000      157,500        -          -         -         -           -
Issuance of shares in October  2000 for
   services ($1.05 - $1.97 per share)               23,969       30,500        -          -         -         -           -
Issuance of shares in October 2000 for
   services related to the acquisition
   of oil and gas properties
   and equipment ($1.97 per share)                 214,286      420,000        -          -         -         -           -
Issuance of shares in October 2000 for the
   acquisition  of oil and gas properties,
   inventory  and equipment ($3.15 per share)      571,429    1,800,000        -          -         -         -           -
Exercise of warrants in November 2000
   ($1.26 per share)                                 3,571        4,500        -          -         -         -           -
Issuance of special  warrants in private
   offering which closed in April 2001
   ($1.50 per share)                                     -            -        -          -         -         -   1,845,000
Costs related to issuance of special
   warrants                                              -            -        -          -         -         -    (648,443)
Issuance of shares in April 2001 for
   services ($.98 - 2.52 per share)                 21,813       36,000        -          -         -         -           -

Net earnings                                             -            -        -          -         -         -           -
                                                ----------  -----------  -------  ----------  -------  --------  -----------

BALANCES, June 30, 2001                         19,075,657   45,935,125  122,535   (214,436)        -         -   2,020,252

Conversion of accounts payable to
   common stock in
   August 2001 ($1.00 per share)                   250,000      250,000        -          -         -         -           -
Conversion of special warrants to
   common stock in October                         808,500      715,016        -          -         -         -    (715,016)
Issuance of shares in November 2001 for
    services ($.62 per share)                       70,000       43,400        -          -         -         -           -

Net loss                                                 -            -        -          -         -         -           -
                                                ----------  -----------  -------  ----------  -------  --------  -----------

BALANCES, December 31, 2001                     20,204,157  $46,943,541  122,535  $(214,436)        -  $      -  $1,305,236
                                                ==========  ===========  =======  ==========  =======  ========  ===========

See accompanying notes to these financial statements.

                                                 Accumulated
                                                   Deficit       Total
                                                -------------  ------------

BALANCES, June 30, 2000
                                                $(14,984,725)  $29,034,659

Exercise of warrants in July 2000
   ($1.26 per share)                                       -        76,500
Exercise of warrants in September 2000
   ($1.26 per share)                                       -       157,500
Issuance of shares in October  2000 for
   services ($1.05 - $1.97 per share)                      -        30,500
Issuance of shares in October 2000 for
   services related to the acquisition
   of oil and gas properties
   and equipment ($1.97 per share)                         -       420,000
Issuance of shares in October 2000 for the
   acquisition  of oil and gas properties,
   inventory and equipment ($3.15 per share)               -     1,800,000
Exercise of warrants in November 2000
   ($1.26 per share)                                       -         4,500
Issuance of special  warrants in private
   offering which closed in April 2001
   ($1.50 per share)                                       -     1,845,000
Costs related to issuance of special
   warrants                                                -      (648,443)
Issuance of shares in April 2001 for
   services ($.98 - 2.52 per share)                        -        36,000

Net earnings                                       2,100,524     2,100,524
                                                -------------  ------------

BALANCES, June 30, 2001                          (12,884,201)   34,856,740

Conversion of accounts payable to
   common stock in
   August 2001 ($1.00 per share)                           -       250,000
Conversion of special warrants to
   common stock in October                                 -             -
Issuance of shares in November 2001 for
   services ($.62 per share)                               -        43,400

Net loss                                            (869,198)     (869,198)
                                                -------------  ------------

BALANCES, December 31, 2001                     $(13,753,399)  $34,280,942
                                                =============  ============

See accompanying notes to these financial statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND YEAR ENDED JUNE 30, 2001

                                                                                      (Unaudited)
                                                                      December 31,    December 31,     June 30,
                                                                          2001            2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                $    (869,198)  $   1,435,194   $  2,100,524
  Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
    Gain on sale of fixed assets                                            (3,968)              -              -
    Depreciation and depletion                                           1,304,520         975,304      2,241,146
    Amortization                                                           114,417         128,590        227,664
    Common stock  issued for services and other services                    43,400          30,500         66,500
    Services received in exchange for reduction in note receivable         103,000               -              -
    Minority interests                                                        (222)              -            222
    Change in assets and liabilities, net
        Accounts receivable                                               (212,499)     (1,641,168)      (755,433)
        Prepaid expenses                                                   (46,847)       (149,455)       (43,030)
        Accounts payable and accrued liabilities                           857,432         588,237      1,560,734
        Materials and supplies inventory                                   (36,482)            449         13,521
      Net cash provided by operating activities                          1,253,553       1,367,651      5,411,848

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas properties                           1,000,000         168,272        168,272
  Proceeds from sale of fixed assets                                        28,600               -              -
  Oil and gas properties purchased                                        (908,008)     (2,135,143)    (6,058,006)
  Exploration and development costs capitalized                         (3,162,967)     (1,131,512)    (2,953,347)
  Issuance of notes receivable                                                   -        (200,000)      (303,000)
  Issuance of note receivable - related party                                    -               -       (125,000)
  Purchase of United Cementing & Acid Co., Inc.                                  -               -     (1,250,000)
  Acquisition of property and equipment                                   (251,072)       (169,239)      (396,373)
      Net cash used by investing activities                             (3,293,447)     (3,467,622)   (10,917,454)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock and exercise of warrants                                  -         238,500      2,083,500
  Costs related to sale of stock and issuance of notes payable                   -         (33,530)      (648,443)
  Issuance of notes payable and long-term debt                           1,415,923       1,918,712      4,918,742
  Issuance of related party note payable                                         -               -        200,000
  Repayment of notes payable and long-term debt                           (233,223)       (275,212)      (459,645)
      Net cash provided by financing activities                          1,182,700       1,848,470      6,094,154

NET INCREASE (DECREASE) IN CASH                                           (857,194)       (251,501)       588,548

CASH - BEGINNING OF PERIOD                                                 907,794         319,246        319,246

CASH - END OF PERIOD                                                 $      50,600   $      67,745   $    907,794
                                                                     --------------  --------------  -------------
SUPPLEMENTAL INFORMATION
  Cash paid for interest                                             $     428,446   $     556,670   $  1,079,286
  Conversion of special warrants to common stock                           715,016               -              -
  Conversion of accounts payable to common stock                           250,000               -              -
  Issuance of common stock for acquisition consulting fees                       -         420,000        420,000
  Equipment and other assets acquired with common stock
Extinguishment of convertible debentures                                         -       1,800,000      1,800,000
  Purchase of nonmarketable security with note payable                           -               -        236,119
  Proceeds from sale of 25% of United Cementing & Acid Co.,
Inc.                                                                             -               -        312,500
  Noncash collections on notes receivable                                        -               -        100,000

See accompanying notes to these financial statements.

1.   NATURE OF OPERATIONS
     --------------------

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

     Revenue  Recognition
     --------------------
     Revenue is accrued and recognized in the month the oil and gas is produced and sold. Reimbursement of costs from well operations is netted against the related oil and gas production expenses.

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

     Basis  of  Presentation
     -----------------------
     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The differences between accounting principles generally accepted in the United States and Canada would not have a material impact on the accompanying financial statements. The Company's assets and principal activities are in the United States and its functional currency is the U.S. dollar; accordingly, the accompanying financial statements are presented in U.S. dollars. The effects of exchange rate changes on transactions denominated in Canadian dollars or other currencies are charged to operations. Foreign exchange gains or losses were insignificant for all periods presented.

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

     Advertising  Costs
     ------------------
     The Company's policy is to expense all advertising costs in the period in which they are incurred. Advertising and promotion expense was $121,130 and $276,651 for the periods ended December 31, 2001 and June 30, 2001, respectively.

     Stock-Based  Compensation
     -------------------------
     Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS 123), requires recognition of compensation expense for grants of stock, stock options, and other equity instruments based on fair value. If the grants are to employees, companies may elect to disclose only the pro forma effect of such grants on net income and earnings per share in the notes to financial statements and continue to account for the grants pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected the pro forma disclosure alternative for employee grants.

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

     Accounting  Pronouncements
     --------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other
     Intangible Assets, collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are affective upon adoption of SFAS No. 142. Pre-existing goodwill and intangibles will be amortized during the transition period until adoption. The Company will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002, but does not anticipate a material impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. Any transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt SFAS No. 144 as of January 1, 2002, but does not anticipate a material impact on its financial position or results of operations.

     Long-Lived  Assets
     ------------------
     Long-lived assets, other than oil and gas properties, are periodically reviewed for impairment based on an assessment of future operations. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement of an impairment loss is based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

     Fiscal  Year  Change
     --------------------
     On December 20, 2001, the Company elected to change the date of its fiscal year-end to December 31. The six-month transition period ended December 31, 2001 bridges the gap between the Company's old and new fiscal year ends.

3.   ACQUISITIONS
     ------------

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

     The following unaudited pro forma data summarize the results of operations for the periods ended December 31, 2001 and June 30, 2001 as if the acquisition had been completed on July 1, 2000, the beginning of the 2001 fiscal year.

                                      December 31,    June 30,
     Pro Forma Information                2001          2001
                                     --------------  -----------

     Net sales                       $   4,253,081   $11,114,856
     Net earnings (loss)             $    (869,198)  $ 2,282,062
     Net earnings (loss) per share   $        (.04)  $       .12

     These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on July 1, 2000 or that may be obtained in the future.

     Kansas  Property  Acquisition
     -----------------------------
     During the six months ended December 31, 2001, the Company consummated the purchase of oil and gas properties and certain other assets from a private company for $1,125,000 in cash. These properties include interests in forty-four operated producing oil and gas wells primarily located in the El Dorado Field in Kansas. The Company estimates the proved reserves acquired were approximately 317,000 net barrels of oil.

4.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consist  of  the  following at December 31, 2001:

                                                    Estimated
                                                   Useful Lives
                                                   ------------
       Office furniture and equipment  $  564,989   5 -10 years
       Equipment                        1,218,882   5 -10 years
       Vehicles                         2,181,444       5 years
       Buildings and improvements         560,276      25 years
       Land                               239,548
                                       ----------

                                       $4,765,139
                                       ==========

     Depreciation charged to expense amounted to $226,490 and $298,901 for the periods ended December 31, 2001 and June 30, 2001, respectively.

5.   NOTES RECEIVABLE
     -----------------

     Notes  receivable  consist  of  the  following  at  December  31,  2001:

       Note receivable from a corporation, nonintererest bearing,
       due on demand                                                $100,000

       Note receivable from a director, nonintererest bearing,
       75,000 due on or before June 29, 2004 and the remainder
       on or before June 29, 2005                                    125,000
                                                                    --------

                                                                    $225,000
                                                                    ========

6.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     On April 28, 2000, the Company entered into a credit agreement with a bank under which it may borrow up to $25,000,000 limited to the borrowing base as determined by the lender. The commitment amount was $14,596,000 at December 31, 2001. At December 31, 2001, there was $14,569,000 of outstanding borrowings under this agreement. Interest on outstanding borrowings currently accrues at the bank's base rate of interest plus one-quarter percent (base rate is 4.75% at December 31, 2001). The agreement also provides for a commitment fee of one-half percent per annum on the average unused portion of the commitment. A facility fee of one-half percent is assessed for increases in the commitment amount.

     The facility is secured by the Company's oil and gas properties. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions.

     Interest is payable monthly and the credit agreement requires monthly commitment reductions as determined by lender. The monthly commitment reduction amount as of December 31, 2001 was $178,000. The credit agreement matures on April 10, 2004.

     The Company has an note payable to a bank, dated June 26, 2001, in the original amount of $300,000; payable in monthly installments of $3,650, including interest at 7.50%, with all unpaid interest and principal due on June 26, 2004. The note payable is secured by real estate. At December 31, 2001 the outstanding balance was $296,204.

     The Company has a note payable to a bank, dated June 26, 2001, in the original amount of $200,000; payable in monthly installments of $4,848, including interest at the base rate plus one-half percent, with all unpaid interest and principal due on June 26, 2005. The note payable is secured by substantially all of United's assets. At December 31, 2001 the outstanding balance was $178,782.

     In connection with the acquisition of a nonmarketable security, the Company issued a $250,000 noninterest bearing note payable. The note is payable in monthly installments of $10,000, including imputed interest at 7.50%, with all unpaid interest and principal due on January 1, 2003. The note payable is secured by the nonmarketable security. At December 31, 2001 the outstanding balance was $124,490, which is net of the unamortized discount of $5,510.

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

     The Company has a note payable to a bank, dated December 26, 2001, in the original amount of $500,000; interest at the base rate plus one-quarter percent is payable monthly, with all unpaid interest and principal due on

     April 10, 2002. The note payable is secured by various oil and gas wells. At December 31, 2001 the outstanding balance was $500,000.

     Aggregate maturities of notes payable and long-term debt for the years subsequent to December 31, 2001 are as follows: 2002, $5,820,077; 2003, $2,219,586; 2004, $10,600,340; and 2005, $28,473.

7.   STOCKHOLDERS' EQUITY
     ---------------------

     During the year ended June 30, 2001, the Company initiated a private placement of 1,230,000 Special Warrants at $1.50 each for gross proceeds of $1,845,000. Each Special Warrant is exchangeable for one unit (one common share and one-half common share purchase warrant) on or before the earlier of (i) the fifth business day after the date of issuance of a Prospectus Receipt by the securities regulatory authority in Ontario, Canada or (ii) April 4, 2002, without additional payment. Each Special Warrant that has been not exercised prior to the expiration date will be deemed to be exercised immediately prior thereto. Because the Prospectus Receipt had not been issued by August 2, 2001, each of the Special Warrants exercised entitles the holder, without additional payment, to receive 1.1 units for each Special Warrant so exercised, or deemed exercised. Each whole common share purchase warrant is exercisable for one common share at a price of $1.80, subject to adjustment in certain events, until April 4, 2003. The common stock purchase warrants may be redeemed at a price of $.01 subject to certain events. There are 495,000 exercisable Special Warrants at December 31, 2001.

     For the six months ended December 31, 2001, additional options and warrants were granted as set forth below.

     - Options to acquire 371,428 shares for $1.00 per share through August 7, 2004 were granted to certain employees.
     - Options to acquire 20,000 shares for $.50 per share through December 14, 2004 were granted to certain employees.
     - Warrants to acquire 404,250 shares for $1.80 per share through April 4, 2003 were granted in connection with the exercise of 735,000 special warrants.
     - Options to acquire 85,714 shares for $1.00 per share through July 25, 2004 were granted in connection with services rendered.

     For the year ended June 30, 2001, additional options and warrants were granted as set forth below.

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

     At December 31, 2001, exercise prices of options and warrants range from $.50 to $14.56.

     The following tables summarizes the option and warrant activity for the periods ended December 31, 2001 and June 30, 2001:

                                          December 31, 2001       June 30, 2001
                                        ---------------------  ---------------------
                                                    Weighted               Weighted
                                                     Average                Average
                                          Number    Exercise     Number    Exercise
                                        of Shares     Price    of Shares     Price
                                        ----------  ---------  ----------  ---------
      Outstanding, beginning of period  2,305,208   $    2.51  2,057,827   $    3.01
        Granted to:
          Employees, officers and
          directors                       391,428         .97    821,429        1.38
          Others                          489,964        1.66      2,304        2.17
          Expired/canceled               (123,182)       3.99   (387,067)       7.23
          Exercised                             -           -   (189,285)       1.26
                                        ----------             ----------
      Outstanding, end of period        3,063,418        2.12  2,305,208        2.51
                                        ==========             ==========

     All outstanding warrants and options, were exercisable at December 31, 2001. If not previously exercised, warrants and options outstanding at December 31, 2001 will expire as follows:

                                 Number    Weighted Average
      Year Ending December 31,  of Shares   Exercise Price
     -------------------------  ---------  -----------------

                2002              317,739  $            6.41
                2003            2,254,253               1.77
                2004              477,142                .98
                2005               10,713                .98
                2006                3,571                .98
                ----            ---------
                Total           3,063,418
                                =========

     Presented below is a comparison of the weighted average exercise prices and market price of the Company's common stock on the measurement date for all warrants and stock options granted during the periods ending December 31, 2001 and June 30, 2001:

                                   December 31, 2001                June 30, 2001
                           -----------------------------  -----------------------------
                            Number    Exercise   Market    Number    Exercise   Market
                           of Shares    Price     Price   of Shares    Price     Price
                          ---------  ---------  -------  ---------  ---------  -------

     Fair value equal
       to Exercise price          -  $       -  $     -     28,571  $    1.96  $  1.96

     Fair value greater
       than exercise
       price                      -  $       -  $     -          -  $       -  $     -

     Exercise price
       greater than fair
       value                881,392  $    1.36  $   .74    795,161  $    1.36  $  1.34



     Pro  Forma  Stock-Based  Compensation Disclosures - The Company applies APB
     ----------------------------------------------
     Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, compensation cost has not been recognized for grants of options and warrants to employees and directors unless the exercise prices were less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option or warrant holder.

                                                              December 31,    June 30,
                                                                  2001          2001
                                                             --------------  ----------

     Net earnings (loss) applicable to common stockholders:
          As reported                                        $    (869,198)  $2,100,524
          Pro forma                                          $  (1,041,001)  $1,456,795
     Basic earnings  (loss) per common share:
          As reported                                        $        (.04)  $      .11
          Pro forma                                          $        (.05)  $      .08

     The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                December 31,   June 30,
                                    2001         2001
                                -------------  ---------



     Expected volatility                  74%        83%
     Risk-free interest rate             2.0%       5.5%
     Expected dividends                    -          -
     Expected terms (in years)           3.0        3.0

     Stock  Based  Compensation
     --------------------------
     The Company has two stock-based compensation plans. At December 31, 2001, 1,857,143 shares were reserved for issuance under these plans. Under the Non-Employee Directors Stock Option Plan, options are granted to certain non-employee directors at prices greater than or equal to the market price of the Company's stock on the date of grant. The maximum term of the option is 10 years, and they vest according to the terms of the individual options granted. All options must be granted prior to February 26, 2011, the date the Plan will terminate. Options may be granted at any time prior to its termination. Any option outstanding under the plan at the time of its termination, remains in effect until the option is exercised or expires. Under the 2001 Stock Compensation Plan, options and stock appreciation rights are granted to certain officers, directors, employees and advisors at prices greater than or equal to the market price of the Company's stock on the date of grant. The maximum term of the option is 10 years, and they vest according to the terms of the individual options granted. All options must be granted prior to February 26, 2011, the date the Plan will terminate. Options may be granted at any time prior to its termination. Any option outstanding under the plan at the time of its termination, remains in effect until the option is exercised or expires. Stock appreciation rights may be issued with stock options or separately, at the discretion of the Compensation Committee. At December 31, 2001, no stock appreciation rights had been granted.

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

     During the year ended June 30, 2001, the Company acquired ownership interests in 17 oil and gas producing properties, inventory, and equipment from a company affiliated with an individual who later became a director of the Company for 571,429 shares of common stock. The stock was recorded at $1,800,000.

     Legal expenses of approximately $93,000 and $142,000 were paid to firms of which an officer or director of the Company are stockholders during the periods ended December 31, 2001 and June 30, 2001, respectively.

9.   INCOME  TAXES
     -------------

     The  Company's  deferred tax assets (liabilities) consist of the following:

                                                           December 31,      June 30,
                                                          --------------  --------------
                                                               2001            2001
                                                          --------------  --------------

     Deferred tax liabilities:
        Accumulated depreciation                          $(     81,000)  $(     47,000)
        Costs capitalized for books and deducted for tax     (1,744,000)     (1,364,000)
                                                          --------------  --------------
                Total deferred tax liabilities               (1,825,000)     (1,411,000)
     Deferred tax assets:
        Net operating loss carryforwards                      8,164,000       7,169,000
     Less valuation allowance                                (6,339,000)     (5,758,000)
                                                          --------------  --------------
                Net deferred tax liability                $           -   $           -
                                                          ==============  ==============

     The difference from the expected income tax expense for the periods ended December 31, 2001 and June 30, 2001 at the statutory federal tax rate of 34% and the actual income tax expense is primarily the result of net operating loss carryforwards.

     At December 31, 2001, the Company has available net operating loss carryforwards of approximately $24,000,000 to reduce future taxable income. These carryforwards expire from 2002 to 2021.

10.  CONCENTRATION  OF  CREDIT  RISK  AND  FAIR  VALUE  OF FINANCIAL INSTRUMENTS
     --------------------------------------------------------------------------

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

     Accounts receivable consist of uncollateralized receivables from domestic and international customers primarily in the oil and gas industry. To minimize risk associated with international transactions, all sales are denominated in U.S. currency. The Company routinely assesses the financial strength of it customers. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. The Company had four customers that accounted for approximately 68% of gas sales revenue and three customers that accounted for approximately 86% of oil sales revenues for the six months ended December 31, 2001. The Company had three customers that accounted for approximately 54% of gas sales revenue and two customers that accounted for approximately 92% of oil sales revenues for the year ended June 30, 2001.

     Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

11.  EMPLOYEE  BENEFIT  PLAN
     -----------------------

     The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The plan provides for contributions by the Company in such amounts as the Board of Directors may determine annually. There were no Company contributions to the plan for the periods ended December 31, 2001 and June 30, 2001.

12.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     Letters  of  Credit
     -------------------
     At December 31, 2001, the Company had $151,000 of outstanding letters of credit.

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

     Future minimum lease payments in the aggregate required by noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

      Year Ending
      December 31,  Related Party    Total
     -------------  --------------  --------

     2002           $       14,000  $371,740
     2003                   14,000   296,409
     2004                   14,000   162,732
     2005                   14,000    19,148
     2006                   14,000    14,000
     Thereafter             52,500    52,500
                    --------------  --------
                    $      122,500  $916,529
                    ==============  ========

     Total rent expense, all of which was minimum rentals, for the periods ended December 31, 2001 and June 30, 2001 was approximately $228,500 and $318,200, respectively and is net of sublease rentals of $13,400 and $42,000 in 2001 and 2000, respectively.

     Environmental  Matters
     ----------------------
     The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. Although environmental assessments are conducted on all purchased properties, in the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which it may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

     Litigation
     ----------
     The Company, in the normal course of business, is a party to a number of lawsuits and other proceedings. The Company's management does not expect that the results in these lawsuits and proceedings will have a material adverse effect on the financial position or results of operations of the Company.

     Employment  Contracts
     ---------------------
     The Company maintains employment contracts with two officers through 2006 that provide for a minimum annual salary, benefits and incentives based on the Company's earnings. The contracts provide for lump sum severance payments, certain benefits and accelerated vesting of options upon termination of employment under certain circumstances or a change of control, as defined. At December 31, 2001, the total commitment, excluding incentives, was $1,310,000.

13.  SUPPLEMENTAL INFORMATION (UNAUDITED)
     ------------------------------------

     Costs incurred by the Company with respect to its oil and gas producing activities are set forth below.

                                             Periods Ended
                                       -------------------------
                                       December 31,    June 30,
                                           2001          2001
                                       -------------  ----------

     Exploration activities            $           -  $        -
     Proved property acquisition cost        908,008   6,478,006
     Development costs                     3,162,967   2,953,347
                                       -------------  ----------

              Total                    $   4,070,975  $9,431,353
                                       =============  ==========

14.  OIL AND GAS RESERVE INFORMATION (UNAUDITED)
     -------------------------------------------

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

     The following table sets forth proved oil and gas reserves at December 31, 2001, June 30, 2001 and 2000 together with changes therein:

                                               Oil and      Natural
                                             Condensate       Gas
                                             -----------  -----------
                                               (BBLS)        (MCF)
                                             -----------  -----------

   Balance at June 30, 2000                   5,372,000   33,483,000
        Purchase of minerals in place           199,000      457,000
        Production                             (100,000)  (1,452,000)
        Sales/disposal of minerals in place           -            -
        Revision of prior estimates                   -            -
                                             -----------  -----------
   Balance at June 30, 2001                   5,471,000   32,488,000

        Purchase of minerals in place           317,000            -
        Production                              (64,000)    (758,000)
        Sales/disposal of minerals in place           -            -
        Revision of prior estimates          (1,684,000)  (2,464,000)
                                             -----------  -----------
   Balance at December 31, 2001               4,040,000   29,266,000
                                             ===========  ===========

   Proved developed reserves at:
        June 30, 2001                         1,345,000   14,666,000
                                             ===========  ===========
        December 31, 2001                     1,952,000   18,889,000
                                             ===========  ===========

     -------------------------------------------------------

     The standardized measure of discounted future net cash flows at December 31, 2001 and June 30, 2001 relating to proved oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process described above are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

     Standardized measure of discounted future net cash flows relating to proved reserves:

                                                 December 31,     June 30,
                                                     2001           2001
                                                --------------  -------------

     Future cash inflows                        $ 159,396,000   $251,668,000
     Future production costs                      (45,903,000)   (66,338,000)
     Future development costs                     (18,397,000)   (18,741,000)
                                                --------------  -------------
     Future net cash flows, before income tax      95,096,000    166,589,000
     Future income tax expenses                   (15,446,000)   (44,482,000)
                                                --------------  -------------
     Future net cash flows                         79,650,000    122,107,000
     10% discount to reflect timing of net
     cash flows                                   (37,574,000)   (62,247,000)
                                                --------------  -------------
     Standardized measure of discounted future
           net cash flows                       $  42,076,000   $ 59,860,000
                                                ==============  =============

     Changes in standardized measure of discounted future net cash flows relating to proved reserves:

                                                               Period Ended
                                                      -----------------------------
                                                       December 31,     June 30,
                                                           2001           2001
                                                      --------------  -------------

     Standardized measure, beginning of period        $  59,860,000   $ 74,521,000
     Net change in prices and production costs          (43,489,000)   (62,315,000)
     Accretion of discount                               24,673,000     20,554,000
     Sales of oil and gas, net of production costs       (1,886,000)    (7,268,000)
     Sales and disposition of reserves in place                   -              -

     Purchase of reserves, net of future development
         Costs                                            3,962,000      3,255,000
     Development costs which reduced future
         development costs                                3,163,000      2,953,000
     Revisions of quantity estimates                    (33,243,000)             -
     Change in timing of production and other                     -              -
     Net changes in income taxes                         29,036,000     28,160,000
                                                      --------------  -------------
     Standardized measure, end of period              $  42,076,000   $ 59,860,000
                                                      ==============  =============

15.  EARNINGS PER SHARE
     ------------------

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      December 31,    June 30,
                                                          2001          2001
                                                     --------------  -----------

     Net earnings (loss)                             $    (869,198)  $ 2,100,524
     Effect of dilutive securities                               -             -
                                                     --------------  -----------

     Net earnings (loss) after effect of
        dilutive securities                          $    (869,198)  $ 2,100,524
                                                     ==============  ===========
     Weighted average number of common shares used
         in basic earnings per share                    19,582,323    18,783,941
        Special warrants                                   544,500     1,230,000
        Convertible debt                                 2,857,143             -
        Stock options and warrants                           5,303        71,012
                                                     --------------  -----------
     Weighted average number of common shares and
         dilutive potential common stock used in
         diluted earnings per share                     22,989,269    20,084,953
                                                     ==============  ===========

     Options and warrants to purchase approximately 2,285,208 shares of the Company's common stock, with exercise prices of ranging from $.98 to $14.56, were excluded from the December 31, 2001 diluted earnings per share calculation because their effects were antidilutive. Options and warrants to purchase approximately 1,553,000 shares of the Company's common stock, with exercise prices of ranging from $1.53 to $14.56, were excluded from the June 30, 2001 diluted earnings per share calculation because their effects were antidilutive.

16.  SUBSEQUENT  EVENTS
     ------------------

     On January 1, 2002 the Company purchased 875 shares of United from a director of the Company for $312,500. The repurchased shares represent approximately 25% of United's outstanding securities making United a wholly owned subsidiary of the Company.

     On March 6, 2002, the Company completed the acquisition of 100% of Endeavour Resources, Inc. (Endeavour), in exchange for 11,944,809 common shares of the Company together with share purchase warrants to purchase an additional 5,972,403 common shares of the Company. Each whole share purchase warrant entitles the holder to purchase one share of common stock of the Company at a price of $1.25 until September 30, 2002, or $1.75 thereafter until June 30, 2003. In addition, the Company acquired common share purchase warrants of Endeavour entitling the holder to acquire approximately 3,750,000 additional shares of Endeavour common stock. In exchange for these warrants, the Company issued 890,625 Class B common share purchase warrants (Class B Warrants), each whole Class B Warrant entitling the holder to purchase one share of the common stock of the Company at a price of $1.33 per share until June 28, 2002. The Endeavour common stock and warrants are herein referred to as the "Endeavour Securities". Endeavour is a Calgary based oil and gas company actively engaged in the exploration and development of oil and natural gas in Western Canada and Southern United States. Endeavour is listed on the Canadian Venture Exchange (CDNX) and trades under the symbol "ERU".

     Aspen acquired Endeavour in order to increase its oil and gas production, and to acquire the potential of the oil and gas production in Endeavour. Aspen's management views the acquisition of Endeavour as an opportunity to acquire competent and experienced management personnel in Canada, along with access to the Canadian market place through increased market recognition from the Canadian oil and gas properties of Endeavour.

     The Unaudited Pro Forma Consolidated Statement of Operations of the Company for the six months ended December 31, 2001 and the year ended June 30, 2001 (the "Pro Forma Statements of Operations"), and the Unaudited Pro Forma Consolidated Balance Sheet of the Company as of December 31, 2001(the "Pro Forma Balance Sheet" and together with the Pro Forma Statements of Operations, the "Pro Forma Financial Statements"), have been prepared to illustrate the acquisition of Endeavour. The Proforma Financial Statements do not reflect any anticipated cost savings from the Endeavour acquisition, or any synergies that are anticipated to result from the Endeavour acquisition, and there can be no assurance that any such cost savings or synergies will occur. The Pro Forma Statements of Operations give pro forma effect to the Endeavour acquisition as if it had occurred on June 1, 2000. The Proforma Balance Sheet gives pro forma effect to the Endeavour acquisition as if it had occurred on December 31, 2001. The Pro Forma Financial Statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such transactions been completed as of the assumed dates and for the periods presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma Financial Statements should be read in conjunction with the historical consolidated financial statements of Aspen and the notes thereto.

     A preliminary allocation of the purchase price has been made to major categories of assets and liabilities in the accompanying Pro Forma Financial Statements based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the pro forma amounts included herein. Consequently, the amounts reflected in the Pro Forma Financial Statements are subject to change, and the final amounts may differ substantially.

        -----------------------------

                              UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 2001

                                                   Aspen       Endeavour    Adjustments     Consolidated
                                               -------------  -----------  --------------  --------------
                ASSETS
                ------
CURRENT ASSETS
  Cash                                         $     50,600   $     8,540  $           -   $      59,140
  Accounts receivable                             2,424,317     1,028,408              -       3,452,725
  Due from related company                                -       140,426              -         140,426
  Accounts receivable - other                         2,938       165,735              -         168,673
  Materials and supplies inventory                  475,327             -              -         475,327
  Prepaid expenses                                  283,487             -              -         283,487
                                               -------------  -----------  --------------  --------------
    Total current assets                          3,236,669     1,343,109              -       4,579,778
                                               -------------  -----------  --------------  --------------

PROVED OIL & GAS PROPERTIES - NET                49,638,972     9,855,041    (a) 153,895      59,647,908

PROPERTY AND EQUIPMENT - NET                      2,515,893        42,258              -       2,558,151

OTHER ASSETS
  Investments and advances                                -     1,008,211              -       1,008,211
  Notes receivable                                  100,000             -              -         100,000
  Note receivable - related party                   125,000             -              -         125,000
  Nonmarketable security                            236,119             -              -         236,119
  Deposits and other assets                         214,378        53,822              -         268,200
                                               -------------  -----------  --------------  --------------

      TOTAL ASSETS                             $ 56,067,031   $12,302,441  $     153,895   $  68,523,367
                                               =============  ===========  ==============  ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accounts payable                             $  2,854,180   $ 1,929,397  $ (a) 100,000   $   4,883,577
  Due to related companies                                -       293,066              -         293,066
  Accrued expenses                                  263,433             -              -         263,433
  Current maturities of long-term debt            5,820,077       815,851              -       6,635,928
                                               -------------  -----------  --------------  --------------
    Total current liabilities                     8,937,690     3,038,314        100,000      12,076,004
                                               -------------  -----------  --------------  --------------

LONG-TERM DEBT, LESS CURRENT MATURITIES          12,848,399     1,292,881              -      14,141,280

PROVISION FOR SITE RESTORATION                            -       223,431              -         223,431

DEFERRED INCOME TAXES                                     -     1,112,617              -       1,112,617

STOCKHOLDERS' EQUITY
  Preferred stock                                         -             -              -               -
  Common stock                                   46,943,541     6,090,049   (b)  599,044      53,632,634
  Less subscriptions                               (214,436)            -              -        (214,436)
  Warrants and beneficial conversion feature      1,305,236             -              -       1,305,236
  Retained earnings (deficit)                   (13,753,399)      545,149   (b) (545,149)    (13,753,399)
                                               -------------  -----------  --------------  --------------
    Total stockholders' equity                   34,280,942     6,635,198         53,895      40,970,035
                                               -------------  -----------  --------------  --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 56,067,031   $12,302,441  $      153,895  $  68,523,367
                                               =============  ===========  ==============  ==============

     -----------------------------

                  UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             SIX MONTHS ENDED DECEMBER 31, 2001

                                      Aspen       Endeavour     Adjustments    Consolidated
                                   ------------  ------------  -------------  --------------
REVENUE
  Oil and gas sales                $ 3,534,322   $ 1,052,185   $          -   $   4,586,507
  Product and service revenues         718,759             -              -         718,759
                                   ------------  ------------  -------------  --------------
    Total revenues                   4,253,081     1,052,185              -       5,305,266
                                   ------------  ------------  -------------  --------------

EXPENSES
  Oil and gas production             1,647,810       634,189              -       2,281,999
  Operating expenses                   567,412             -              -         567,412
  General and administrative         1,142,015       359,271              -       1,501,286
  Depreciation and depletion         1,304,520       482,796      (c) 8,725       1,796,041
                                   ------------  ------------  -------------  --------------
    Total expenses                   4,661,757     1,476,256          8,725       6,146,738
                                   ------------  ------------  -------------  --------------

EARNINGS (LOSS) FROM OPERATIONS       (408,676)     (424,071)        (8,725)       (841,472)

OTHER INCOME (EXPENSE)
  Interest and financing expense      (482,446)      (76,769)             -        (559,215)
  Other income                          21,702             -              -          21,702
                                   ------------  ------------  -------------  --------------
    Total other                       (460,744)      (76,769)             -        (537,513)
                                   ------------  ------------  -------------  --------------

EARNINGS (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTERESTS       (869,420)     (500,840)        (8,725)     (1,378,985)

INCOME TAXES                                 -       172,021      (d) 2,997         175,018
                                   ------------  ------------  -------------  --------------

NET EARNINGS (LOSS) BEFORE
   MINORITY INTERESTS                 (869,420)     (328,819)        (5,728)     (1,203,967)

MINORITY INTERESTS                        (222)            -              -            (222)
                                   ------------  ------------  -------------  --------------

NET EARNINGS (LOSS)                $  (869,198)  $  (328,819)  $     (5,728)  $  (1,203,745)
                                   ============  ============  =============  ==============

BASIC EARNINGS (LOSS) PER SHARE    $      (.04)  $      (.01)                 $       (.04)

DILUTED NET EARNINGS (LOSS) PER
SHARE                              $      (.04)  $      (.01)                 $       (.03)

WEIGHTED AVERAGE SHARES             19,582,323    40,963,088                    31,527,132

WEIGHTED AVERAGE SHARES -
ASSUMING DILUTION                   22,989,269    49,468,942                    34,934,078

     -----------------------------

                   UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                   YEAR ENDED JUNE 30, 2001

                                        Aspen       Endeavour     Adjustments    Consolidated
                                     ------------  ------------  -------------  --------------
REVENUE
  Oil and gas sales                  $10,055,440   $ 3,836,275   $          -   $  13,891,715
  Product and service revenues           493,834             -              -         493,834
                                     ------------  ------------  -------------  --------------
    Total revenues                    10,549,274     3,836,275              -      14,385,549
                                     ------------  ------------  -------------  --------------

EXPENSES
  Oil and gas production               2,787,550     1,167,340              -       3,954,890
  Operating expenses                     353,815             -              -         353,815
  General and administrative           2,015,210       537,425              -       2,552,635
  Depreciation and depletion           2,241,146     1,371,669     (c) 17,450       3,630,265
                                     ------------  ------------  -------------  --------------
    Total expenses                     7,397,721     3,076,434         17,450      10,491,605
                                     ------------  ------------  -------------  --------------

EARNINGS (LOSS) FROM OPERATIONS        3,151,553       759,841        (17,450)      3,893,944

OTHER INCOME (EXPENSE)
  Interest and financing expense      (1,085,286)     (148,219)             -      (1,233,505)
  Other income                            34,479             -              -          34,479
                                     ------------  ------------  -------------  --------------
    Total other                       (1,050,807)     (148,219)             -      (1,199,026)
                                     ------------  ------------  -------------  --------------

EARNINGS (LOSS) BEFORE INCOME
   TAXES, OTHER AND MINORITY
   INTERESTS                           2,100,746       611,622        (17,450)      2,694,918

PROVISION FOR WRITEDOWN OF
   INVESTMENT AND ADVANCES (NET OF
   INCOME TAX BENEFIT)                         -      (727,692)             -        (727,692)

INCOME TAXES                                   -        52,380      (d) 5,933          58,313
                                     ------------  ------------  -------------  --------------

NET EARNINGS (LOSS) BEFORE
   MINORITY INTERESTS                  2,100,746       (63,690)       (11,517)      2,025,539

MINORITY INTERESTS                          (222)            -              -            (222)
                                     ------------  ------------  -------------  --------------

NET EARNINGS (LOSS)                  $ 2,100,524   $   (63,690)  $    (11,517)  $   2,025,317
                                     ============  ============  =============  ==============

BASIC EARNINGS (LOSS) PER SHARE      $       .11   $       .00                  $         .07

DILUTED NET EARNINGS (LOSS) PER
SHARE                                $       .10   $       .00                  $         .06

WEIGHTED AVERAGE SHARES               18,783,941    40,718,942                     30,728,750

WEIGHTED AVERAGE SHARES -
ASSUMING DILUTION                     20,084,953    49,468,942                     32,029,762

     -----------------------------

     Notes  to  the  Pro  Forma  Financial  Statements  at  December  31,  2001

     (a) The estimated purchase price and preliminary adjustments to historical book value of Endeavour as a result of the Endeavour acquisition are as follows:

Purchase price:
  Estimated value of common stock issued                                     $ 6,689,093
  Related fees and expenses                                                      100,000
  Book value of net assets acquired                                           (6,635,198)
                                                                             ------------
  Purchase price in excess of net assets acquired                            $   153,895
                                                                             ============

Preliminary allocation of purchase price in excess of  net assets acquired:
  Increase in proved oil & gas properties                                    $   153,895
                                                                             ============

     (b) The adjustments to common stock and retained earnings (deficit) as a result of the Endeavour acquisition are as follows:

Common stock:
  Estimated value of common stock issued      $ 6,689,093
  Elimination of Endeavour common stock        (6,090,049)
                                              ------------
                                              $   599,044
                                              ============

Retained earnings (deficit):
  Elimination of Endeavour retained earnings  $  (545,149)
                                              ============

     (c) The Endeavour acquisition is accounted for by the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets and liabilities of Endeavour based upon their respective estimated fair values at December 31, 2001. The actual allocation of purchase price and the resulting effect on earnings from operations may differ significantly from the pro forma amounts included herein. The following presents the effect of the purchase adjustments on the Pro Forma Statement of Operations:

                        Six Months Ended     Year Ended
                       December 31, 2001   June 30, 2001
                       ------------------  --------------
  Depletion            $            8,725  $       17,450
                       ==================  ==============

          The adjustment for estimated pro forma depletion is to reflect the pro forma value of tangible assets at the date of acquisition.

     (d) Reflects income tax effects of the pro forma adjustments assuming an effective tax rate of 34%.

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

                                    PART III

     The information to be set forth in Items 9, 10, 11 and 12 of this Form 10-KSB is incorporated by reference from the Company's proxy statement to be filed in definitive form with the Securities and Exchange Commission within 120 days of December 31, 2001.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits: See Exhibit Index on the page immediately following the signature page.
(b) On December 27, 2001, the Company filed a Report on Form 8-K reporting under Item 8 the Company's adoption of a calendar year fiscal year.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                   ASPEN GROUP RESOURCES CORPORATION(Registrant)

                                   By:     /s/ Jack E. Wheeler
                                            Jack E. Wheeler
                                   Chairman of the Board and
                                   Chief  Executive  Officer
                                   (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                           Title                       Date

/s/ Jack E. Wheeler  Chief Executive Officer and Director  March 29, 2002
    Jack E. Wheeler

/s/ Peter Lucas      Chief Financial Officer and Senior    March 29, 2002
    Peter Lucas      Vice President

/s/ Lenard Briscoe   Director                              March 29, 2002
    Lenard Briscoe

/s/ Wayne T. Egan    Director                              March 29, 2002
    Wayne T. Egan

/s/ James E. Hogue   Director                              March 29, 2002
    James E. Hogue

/s/ Anne Holland     Director                              March 29, 2002
    Anne Holland

/s/ Randall B. Kahn  Director                              March 29, 2002
    Randall B. Kahn

ASPEN GROUP RESOURCES CORPORATION

EXHIBITS INDEX
--------------

  Exhibit     Description
   Number
------------  --------------------------------------------------

    3(a)(1)*  Articles of Amalgamation
    3(a)(2)*  Amendment to Articles of Amalgamation
     3(b)*    Bylaws
      4*      Description of the Common Stock
      21      Subsidiaries

*  Previously filed and incorporated by reference herein.