Form 10QSB
period 2002-03-31
ASPEN GROUP RESOURCES CORP
filed 2002-05-15
CIK 1023947

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

     As of April 29, 2002 there were 36,246,116 shares of the Registrant's Common Stock issued and 36,598,039 shares outstanding.
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

ASPEN GROUP RESOURCES CORPORATION

INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of
March 31, 2002  (unaudited) and December 31, 2001 (audited)                    3

Condensed Consolidated Statements of Operations for the
three months ended March 31, 2002 and 2001 (unaudited)                         4

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2002 and 2001(unaudited)                          5

Notes to Condensed Consolidated Financial Statements (unaudited)           6 - 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              7 - 8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8

Item 5.  Other Information                                                     8

Signatures                                                                     8


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       ASPEN GROUP RESOURCES CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                          MARCH 31, 2002   (UNAUDITED)
                                           (EXPRESSED IN US DOLLARS)



                                                      ASSETS
                                                      ------
                                                                              March 31,2002   December 31,2001
                                                                                (Unaudited)           (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $       24,127   $          50,600
     Accounts receivable                                                         3,261,871           2,427,255
     Advances to Operators                                                         161,934                   -
     Materials and supplies inventory                                              477,397             475,327
     Prepaid expenses                                                              366,187             283,487
                                                                            ---------------  ------------------
          TOTAL CURRENT ASSETS                                                   4,291,516           3,236,669

PROVED OIL & GAS PROPERTIES (FULL COST METHOD)
     Net of accumulated depletion of $11,394,360 (12/31/01 - $4,815,423)        59,847,190          49,638,972
PROPERTY AND EQUIPMENT
     Net of accumulated depreciation of $2,343,305 (12/31/01 - $2,249,246)       2,396,489           2,515,893
OTHER ASSETS
     Notes receivable                                                               50,371             100,000
     Note receivable - related party                                                     -             125,000
     Nonmarketable security                                                        236,119             236,119
     Deposits and other assets                                                     208,880             214,378
     Investments and advances                                                    1,008,211                   -
                                                                            ---------------  ------------------

          TOTAL ASSETS                                                      $   68,038,776   $      56,067,031
                                                                            ===============  ==================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
CURRENT LIABILITIES:
-------------------
     Accounts payable                                                       $    5,324,501   $       2,854,180
     Accrued expenses                                                              168,081             263,433
     Due to related company                                                        216,272                   -
                                                                            ---------------  ------------------
                                                                                 5,708,854           3,117,613
     Current maturities of long-term debt                                        3,411,409           5,820,077
                                                                            ---------------  ------------------
        TOTAL CURRENT LIABILITIES                                                9,120,263           8,937,690

LONG-TERM DEBT, LESS CURRENT MATURITIES                                         14,187,888          12,848,399
PROVISION FOR SITE RESTORATION                                                     232,653                   -
DEFERRED INCOME TAXES                                                            1,023,541                   -
                                                                            ---------------  ------------------
          TOTAL LIABILITIES                                                     24,564,345          21,786,089
                                                                            ---------------  ------------------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, authorized-unlimited, issued-none
     Common stock, no par value, authorized-unlimited,
     Issued - 36,053,539 shares (2001 - 20,204,157 shares)                      56,731,634          46,943,541
     Less subscriptions for 122,535 shares                                        (214,436)           (214,436)
     Warrants and beneficial conversion feature                                  1,305,236           1,305,236
     Accumulated deficit                                                       (14,348,003)        (13,753,399)
                                                                            ---------------  ------------------
          TOTAL STOCKHOLDERS' EQUITY                                            43,474,431          34,280,942
                                                                            ---------------  ------------------

          Total Liabilities and Stockholders' Equity                        $   68,038,776   $      56,067,031
                                                                            ===============  ==================

See accompanying notes to these Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------

                        ASPEN GROUP RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)


                                             Period from          Period from
                                         January 1, 2002      January 1, 2001
                                       to March 31, 2002    to March 31, 2001
                                             (Unaudited)          (Unaudited)
REVENUE:
Oil and gas sales                     $        2,116,965   $        2,468,596
Product and service revenues                     209,193                    -
                                      -------------------  -------------------
Total revenue                                  2,326,158            2,468,596
                                      -------------------  -------------------

EXPENSES:
Oil and gas production                         1,062,853              620,638
Operating expenses                               242,801                    -
General and administrative                       648,936              457,213
Depreciation and depletion                       853,769              426,685
                                      -------------------  -------------------
Total expenses                                 2,808,359            1,504,536
                                      -------------------  -------------------

EARNINGS FROM OPERATIONS                        (482,201)             964,060

OTHER
Interest and financing expense                  (201,480)            (261,859)
                                      -------------------  -------------------
EARNINGS (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST                        (683,681)             702,201

INCOME TAXES BENEFIT                              89,076                    -
                                      -------------------  -------------------

NET EARNINGS (LOSS)                   $         (594,605)  $          702,201
                                      ===================  -------------------

NET EARNINGS (LOSS) PER SHARE         $            (0.02)  $             0.04
                                      ===================  ===================

WEIGHTED AVERAGE SHARES                       36,053,539           19,053,844
                                      ===================  ===================

See accompanying notes to these Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------

                        ASPEN GROUP RESOURCES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (EXPRESSED IN US DOLLARS)

                                                                                   Period from           Period from
                                                                            January 1, 2002 to    January 1, 2001 to
                                                                                March 31, 2002        March 31, 2001
                                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $          (594,605)  $           702,201
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:                                             -                     -
        Deferred income tax benefit                                                    (89,076)                    -
        Depreciation and depletion                                                     844,547               426,685
        Site restoration                                                                 9,222                     -
        Common stock and warrants issued for services and other expenses                36,000                     -
   Change in assets and liabilities net of effects from:
        Accounts receivable                                                            338,019              (123,439)
        Materials and supplies inventory                                                (2,070)                    -
        Accounts payable and accrued liabilities                                      (234,258)              443,402
        Prepaid expenses                                                               (82,700)                    -
        Other                                                                          233,949                    (3)
                                                                           --------------------  --------------------
   Net cash provided by operating activities                                           459,028             1,448,846
                                                                           --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Costs related to sale of stock and issuance of notes                             (27,000)              (47,757)
      Issuance of notes payable and long-term debt                                           -               450,000
      Repayment of notes payable and long-term debt                                    (46,609)                    -
      Advances from (repayments to) related parties:
                                                                           --------------------  --------------------
   Net cash provided by (used by) financing activities                                 (73,609)              402,243
                                                                           --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment                                                  201,114                 9,141
      Oil and gas properties purchased                                                       -              (518,371)
      Exploration and development cost capitalized                                    (613,006)             (936,890)
      Acquisitions of office furniture and equipment                                         -               (58,609)
                                                                           --------------------  --------------------
   Net cash provided by (used by) investing activities                                (411,892)           (1,504,729)
                                                                           --------------------  --------------------

NET INCREASE (DECREASE)                                                                (26,473)              346,360

Cash and cash equivalents - Beginning of period                                         50,600                67,745
                                                                           --------------------  --------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $            24,127   $           414,105
                                                                           ====================  ====================

SUPPLEMENTAL INFORMATION
Cash paid for interest                                                                 309,378               261,859
Conversion of payables and other liabilities to common stock                         3,090,000                     -
Oil and gas property acquired with note payable                                              -               450,000
Purchase of Endeavour Resources Inc.:
     Current assets, net of cash acquired                                            1,334,569                     -
     Oil and gas properties, net                                                     9,855,041                     -
     Office furniture and equipment, net                                                42,258                     -
     Other assets                                                                    1,062,033                     -
     Liabilities                                                                     5,667,243                     -

See accompanying notes to these Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------

                        ASPEN GROUP RESOURCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           (EXPRESSED IN U.S. DOLLARS)

(A)  NATURE  OF  BUSINESS  AND  BASIS  OF  PREPARATION  AND  PRESENTATION

NATURE  OF  BUSINESS
     Aspen Group Resources Corporation's (the "Company" or "Aspen Group") primary strategic business focus is to build value through the development of its existing producing Oil and Gas Properties by conducting an active exploitation program on these Properties and pursuing the acquisition, development, and exploitation of Oil and Gas Properties in both the United States and Canada that offer the potential for increased production while continuing to control cost.

FINANCIAL  STATEMENT  PRESENTATION
     The Condensed Consolidated Financial Statements of Aspen Group Resources Corporation and Subsidiaries (collectively the "Company" or "Aspen Group") included herein have been prepared by Aspen Group without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted U. S. accounting principles have been condensed or omitted, since Aspen Group believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of Management, the Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included for the fiscal year ended December 31, 2001.

ACQUISITION  OF  UNITED  CEMENT  AND  ACID  COMPANY
     On January 1, 2002, the Company purchased 875 Shares of United from a Director of the Company for $312,500. The repurchased Shares represent approximately 25% of United's outstanding securities making United a wholly owned subsidiary of the Company.

ACQUISITION  OF  ENDEAVOUR  RESOURCES  INC.
     On March 6, 2002 the Company completed the acquisition of 100% of Endeavour Resources Inc. ("Endeavour") in exchange for 11,944,811 common shares of the Company together with share purchase warrant to purchase an additional 5,972,403 common shares of the Company. Each whole share purchase warrant entitles the holder to purchase one common share of the Company at a price of $1.25 until September 30, 2002, or $1.75 thereafter until June 30, 2003. In addition, the Company acquired common share purchase warrants of Endeavour entitling the holder to acquire approximately 3,750,000 additional shares of Endeavour common stock. In exchange for these warrants, the Company issued 890,625 Class B common share purchase warrants (Class B Warrants), each whole Class B Warrant entitling the holder to purchase one share of the common stock of the Company at a price of $1.33 per share until June 28, 2002. The Endeavour common stock and warrants are herein referred to as the "Endeavour Securities". Endeavour is a Calgary based oil and gas company actively engaged in the exploration and development of oil and natural gas in Western Canada and Southern United States.

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

(B)  EARNINGS  PER  SHARE

     Diluted earnings per share for the three month period ending March 31, 2002 and 2001 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have an effect.


--------------------------------------------------------------------------------

(C) Common Stock Issued                       2002                      2001
                                              ----                      ----
                                       Number of                Number of
                                          Shares       Amount      Shares       Amount
                                      ----------  -----------  ----------  -----------
Balance, beginning of period          20,204,157  $46,943,541  19,053,844  $45,617,838
Transactions during the period
          Endeavour acquisition       11,944,811    6,662,093           -            -
          Retirement of note payable   3,857,143    3,090,000           -            -
          Granted to employees            47,428       36,000           -            -
                                      ----------  -----------  ----------  -----------
Balance, end of period                36,053,539  $56,731,634  19,053,844  $45,617,838
                                      ==========  ===========  ==========  ===========

(D)  OPERATIONS

     The Company's operations are carried on in the following geographic locations. The 2001 proforma numbers reflect the acquisition of Endeavour Resources Inc. as if it had occurred on January 1, 2001.

MARCH 31, 2002                   US ($)   CANADA ($)    TOTAL ($)
Total assets                55,462,933   12,575,843   68,038,776
Gross revenue                1,948,310      377,848    2,326,158
Net income (loss)             (472,225)    (122,380)    (594,605)
Earnings (loss) per share       (0.015)      (0.005)       (0.02)

MARCH 31, 2001 PRO-FORMA
Total assets                50,244,916   11,865,346   62,110,262
Gross revenue                2,468,596    1,224,895    3,693,491
Net income                     702,201      206,622      908,823
Earnings per share                0.03         0.01         0.04

(E)  RELATED  PARTY  TRANSACTION

     During the three month period ended March 31, 2002, legal expenses of $89,770 were paid to a firm for which one of the Directors is a member.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

FIRST  THREE  MONTHS  FISCAL  2002  AND  THREE  MONTHS  2001

     During the three months ended March 31, 2002, Aspen Group had a net loss of $594,605 compared to net income of $702,201 during the first three months ended March 31, 2001. Earnings before interest, taxes, depreciation were $371,568 for the three months ended March 31, 2002 compared to $1,390,745 for the three months ended March 31, 2001, a decrease of 73%. Gross revenues decreased to $2,326,158 during the three months ended March 31, 2002, a decrease of $142,438 or 6% compared to the same period in 2001. These decreases are a direct result of a decrease in commodity prices for the same period.

     General and administrative expenses increased approximately 42% to $648,936 during the three months ended March 31, 2002. The increase reflects the expansion of staff related to the operation of the additionally acquired Oil and Gas Properties in the year ended 2001 and the acquisition of Endeavour Resources Inc.

     Depreciation and depletion costs have increased by 100% to $853,769 which correlates to the increased production during the period.

     Interest and financing expenses have decreased due to the decline in interest rates.


--------------------------------------------------------------------------------

FIRST THREE MONTHS FISCAL 2002 AND THREE MONTHS 2001 (PROFORMA)

     The proforma information shown under Item 1(D) Operations for the three months ended March 31, 2001, reflects the acquisition of Endeavour Resources Inc. as if it had occurred on January 1, 2001. During the three months ended March 31, 2002 gross revenue and net income decreased to $2,326,158 and a loss of $594,605 ($0.02 per share) compared to the proforma March 31, 2001 of $3,693,491 and a profit of $908,823 ($0.04 per share). This is a direct result of a decrease in commodity prices for the same period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, Aspen Group has a working capital deficit of $4,828,747 calculated by subtracting current liabilities of $9,120,263 from current assets of $4,291,516. Aspen Group intends to finance its development activities with cash flow, as well as with the proceeds from private placements, exercise of warrants and traditional bank debt. No assurance can be given that the Company will be successful in these efforts.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company and its subsidiaries, through the performance of its operations in the normal course, are sometimes named as defendants in litigation. The nature of these claims is usually related to disputes arising from service provided by outside contractors. The Company's management does not expect that the results of any of these proceedings will have a material adverse effect on the Company's financial position.

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



Dated:  May 13, 2002
              ASPEN GROUP RESOURCES CORPORATION
              (Registrant)


               /s/ Jack E. Wheeler
               Jack E. Wheeler
               Chief Executive Officer


--------------------------------------------------------------------------------