Form 10QSB
period 2002-06-30
ASPEN GROUP RESOURCES CORP
filed 2002-08-14
CIK 1023947

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

     As of August 13, 2002 there were 39,093,755 shares of the Registrant's Common Stock issued and 39,378,039 shares outstanding.
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

ASPEN GROUP RESOURCES CORPORATION

INDEX




                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of
June 30, 2002 (unaudited) and December 31, 2001 (audited)                 3

Condensed Consolidated Statements of Operations for the
six months ended June 30, 2002 and 2001 (unaudited)                       4

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2002 and 2001(unaudited)                        5

Notes to Condensed Consolidated Financial Statements (unaudited)        6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             8




PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             8

Item 4.     Submissions of Matters to a Vote of Security Holders        8-9

Item 5.     Other Information                                             9

Signatures                                                               10


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        ASPEN GROUP RESOURCES CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                           JUNE 30, 2002   (UNAUDITED)
                                            (EXPRESSED IN US DOLLARS)

                                                      ASSETS
                                                      ------


                                                                             June 30,2002    December 31,2001
                                                                             (Unaudited)        (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $      32,628   $          50,600
     Accounts receivable                                                        2,894,167           2,427,255
     Advances to operators                                                         64,273                   -
     Due from related companies                                                   100,687                   -
     Materials and supplies inventory                                             480,198             475,327
     Prepaid expenses                                                             484,528             283,487
                                                                            --------------  ------------------
          TOTAL CURRENT ASSETS                                                  4,056,481           3,236,669

PROVED OIL & GAS PROPERTIES (FULL COST METHOD)
     Net of accumulated depletion of $12,223,558 (12/31/01 - $4,815,423)       59,640,422          49,638,972
PROPERTY AND EQUIPMENT
     Net of accumulated depreciation of $2,328,746 (12/31/01 - $2,249,246)      2,569,145           2,515,893
OTHER ASSETS
     Notes receivable                                                                   -             100,000
     Note receivable - related party                                                    -             125,000
     Non-marketable security                                                      236,119             236,119
     Deposits and other assets                                                     61,067             214,378
     Investments and advances                                                   1,057,345                   -
                                                                            --------------  ------------------

          TOTAL ASSETS                                                      $  67,620,579   $      56,067,031
                                                                            ==============  ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

CURRENT LIABILITIES:
-------------------
     Accounts payable                                                       $   3,562,075   $       2,854,180
     Accrued expenses                                                              43,001             263,433
     Due to related company                                                       131,377                   -
                                                                            --------------  ------------------
                                                                                3,736,453           3,117,613
     Current maturities of long-term debt                                       3,236,295           5,820,077
                                                                            --------------  ------------------
        TOTAL CURRENT LIABILITIES                                               6,972,748           8,937,690

LONG-TERM DEBT, LESS CURRENT MATURITIES                                        16,422,390          12,848,399
PROVISION FOR SITE RESTORATION                                                    244,616                   -
DEFERRED INCOME TAXES                                                             935,114                   -
                                                                            --------------  ------------------
          TOTAL LIABILITIES                                                    24,574,868          21,786,089
                                                                            --------------  ------------------

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, authorized-unlimited, issued-none
     Common stock, no par value, authorized-unlimited,
     Issued - 39,423,037 shares (2001 - 20,204,157 shares)                     57,696,210          46,943,541
     Less subscriptions for 122,535 shares                                       (214,436)           (214,436)
     Warrants and beneficial conversion feature                                   823,695           1,305,236
     Accumulated deficit                                                      (15,259,758)        (13,753,399)
                                                                            --------------  ------------------
          TOTAL STOCKHOLDERS' EQUITY                                           43,045,711          34,280,942
                                                                            --------------  ------------------

          Total Liabilities and Stockholders' Equity                        $  67,620,579   $      56,067,031
                                                                            ==============  ==================

See accompanying notes to these Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------

                                                 ASPEN GROUP RESOURCES CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                                    (EXPRESSED IN US DOLLARS)


                                             Period from         Period from         Period from         Period from
                                            April 1, 2002       April 1, 2001      January 1, 2002     January 1, 2001
                                           to June 30, 2002    to June 30, 2001    to June 30, 2002    to June 30, 2001
                                             (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
REVENUE:
Oil and gas sales                         $       2,164,776   $       2,363,789   $       4,281,741   $       4,832,385
Product and service revenues                        228,591             493,834             437,784             493,834
                                          ------------------  ------------------  ------------------  ------------------
Total revenue                                     2,393,367           2,857,623           4,719,525           5,326,219
                                          ------------------  ------------------  ------------------  ------------------

EXPENSES:
Oil and gas production                            1,075,938             822,897           2,138,791           1,443,535
Operating expenses                                  200,937             353,815             443,738             353,815
General and administrative                          842,762             646,125           1,491,698           1,103,338
Depreciation and depletion                          811,564             839,157           1,665,333           1,265,842
                                          ------------------  ------------------  ------------------  ------------------
Total expenses                                    2,931,201           2,661,994           5,739,560           4,166,530
                                          ------------------  ------------------  ------------------  ------------------

EARNINGS (LOSS) FROM OPERATIONS                    (537,834)            195,629          (1,020,035)          1,159,689

OTHER
Interest and financing expense                     (241,263)           (266,757)           (442,743)           (528,616)
Provision for write down of investments            (221,082)                  -            (221,082)                  -
Other                                                     -              34,479                   -              34,479
                                          ------------------  ------------------  ------------------  ------------------

EARNINGS (LOSS) BEFORE INCOME
   TAXES AND MINORITY INTEREST                   (1,000,719)            (36,649)         (1,683,860)            665,552

Income Tax Benefit                                   88,427                   -             177,503                   -
Minority Interest                                         -                (222)                  -                (222)
                                          ------------------  ------------------  ------------------  ------------------

NET EARNINGS (LOSS)                       $        (911,752)  $         (36,871)  $      (1,506,357)  $         665,330
                                          ==================  ==================  ==================  ==================

NET EARNINGS (LOSS) PER SHARE             $           (0.02)  $            0.00   $           (0.04)  $            0.04

WEIGHTED AVERAGE SHARES                          37,304,287          17,247,973          36,309,400          14,261,516

See accompanying notes to these Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------

                                               ASPEN  GROUP  RESOURCES  CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                    (EXPRESSED IN US DOLLARS)


                                                            Period from      Period from       Period from         Period from
                                                           April 1, 2002    April 1, 2001    January 1, 2002     January 1, 2001
                                                                to               to                 to                 to
                                                           June 30, 2002    June 30, 2001    to June 30, 2002     June 30, 2001
                                                            (Unaudited)      (Unaudited)       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net income (loss)                                      $     (911,752)  $      (36,871)  $      (1,506,357)  $        665,330
   Adjustments to reconcile net income
       (loss) to net cash provided by (used
       in) operating activities:
   Deferred income tax benefit                                   (88,427)               -            (177,503)                 -
   Depreciation and depletion                                    799,601          839,157           1,644,148          1,265,842
   Site restoration                                               11,963                -              21,185                  -
   Provision for write down of investment                        221,082                -             221,082                  -
   Minority interest                                                   -              222                   -                222
   Common stock and warrants issued for
      services and other expenses                                      -           66,500              36,000             66,500
                                                          ---------------  ---------------  ------------------  -----------------
   Cash flow from operations                                      32,467          869,008             238,555          1,997,854
   Change in assets and liabilities net of
   effects from:
   Accounts receivable                                           207,869        1,092,543             545,888            969,104
   Materials and supplies inventory                               (2,801)          13,072              (4,871)            13,072
   Accounts payable and accrued liabilities                   (1,654,709)         529,095          (1,888,967)           972,497
   Prepaid expenses                                             (182,614)         (43,030)           (265,314)           (43,030)
   Other                                                        (339,922)        (165,164)            (98,273)          (165,161)
                                                          ---------------  ---------------  ------------------  -----------------
   Net cash provided by (used by) operating activities        (1,939,710)       2,625,852          (1,472,982)         4,074,698
                                                          ---------------  ---------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES
   Sale of common stock and exercise of warrants                       -        1,845,000                   -          1,845,000
   Retirement of common stock                                          -          200,000                   -            200,000
   Cash acquired in acquisition                                    8,540                -               8,540                  -
   Costs related to sale of stock and issuance of notes           16,695         (567,156)            (43,695)          (614,913)
   Issuance of notes payable and long-term debt                2,327,720        2,550,030           2,327,720          3,000,030
   Repayment of notes payable and long-term debt                       -         (184,433)            (46,609)          (184,433)
   Advances from (repayments to) related parties                       -          200,000                   -            200,000
                                                          ---------------  ---------------  ------------------  -----------------
   Net cash provided by financing activities                   2,319,565        4,043,441           2,238,256          4,445,684
                                                          ---------------  ---------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase of United Cementing & Acid Co. Inc.                        -       (1,250,000)                  -         (1,250,000)
   Issuance of notes receivable - related party                        -         (125,000)                  -           (125,000)
   Issuance of notes receivable                                        -         (303,000)                  -           (303,000)
   Proceeds from sale of oil and gas properties                        -          (42,452)            201,114            (33,311)
   Oil and gas properties purchased                                    -       (3,401,682)                  -         (3,920,053)
   Other assets                                                  (50,950)               -             (50,950)                 -
   Exploration and development cost capitalized                 (320,404)        (884,945)           (933,410)        (1,821,835)
   Acquisitions of office furniture and equipment                      -          227,848                   -            169,239
   Acquisition of property and equipment                               -         (396,373)                  -           (396,373)
                                                          ---------------  ---------------  ------------------  -----------------
   Net cash used by investing activities                        (371,354)      (6,175,604)           (783,246)        (7,680,333)
                                                          ---------------  ---------------  ------------------  -----------------

NET INCREASE (DECREASE)                                            8,501          493,689             (17,972)           840,049

Cash and cash equivalents -
Beginning of period                                               24,127          414,105              50,600             67,745
                                                          ---------------  ---------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                       $       32,628   $      907,794   $          32,628   $        907,794
                                                          ===============  ===============  ==================  =================

SUPPLEMENTAL INFORMATION (SEE NOTE 4D)

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

ACQUISITION  OF  ASPEN  ENDEAVOUR  RESOURCES  INC. (FORMERLY ENDEAVOUR RESOURCES
INC.)
     On March 6, 2002 the Company completed the acquisition of 100% of Endeavour Resources Inc. ("Endeavour") in exchange for 11,944,809 common shares of the Company together with share purchase warrant to purchase an additional 5,972,403 common shares of the Company. Each whole share purchase warrant entitles the holder to purchase one common share of the Company at a price of $1.25 until September 30, 2002, or $1.75 thereafter until June 30, 2003. In addition, the Company acquired common share purchase warrants of Endeavour entitling the holder to acquire approximately 3,750,000 additional shares of Endeavour common stock. In exchange for these warrants, the Company issued 890,625 Class B common share purchase warrants (Class B Warrants), each whole Class B Warrant entitling the holder to purchase one share of the common stock of the Company at a price of $1.33 per share. These Class B Warrants expired on June 28, 2002. The Endeavour common stock and warrants are herein referred to as the "Endeavour Securities". Endeavour is a Calgary based oil and gas company actively engaged in the exploration and development of oil and natural gas in Western Canada and Southern United States.

Aspen acquired Endeavour in order to increase its oil and gas production, and to acquire the potential of the oil and gas production in Canada. Aspen's management views the acquisition of Endeavour as an opportunity to acquire competent and experienced management personnel in Canada, along with access to the Canadian market place through increased market recognition from the Canadian oil and gas properties of Endeavour.

On June 7, 2002, Endeavour received a Certificate of Amendment changing its name to Aspen Endeavour Resources Inc.

(B)  EARNINGS  PER  SHARE

     Diluted earnings per share for the six month period ending June 30, 2002 and 2001 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have an effect.


--------------------------------------------------------------------------------

(C)  COMMON STOCK ISSUED                    2002                     2001
                                            ----                     ----
                                   NUMBER OF                NUMBER OF
                                     SHARES      AMOUNT       SHARES      AMOUNT
                                   ------------------------------------------------

Balance, beginning of period       20,204,157  $46,943,541  19,075,657  $45,935,125
TRANSACTIONS DURING THE PERIOD
  Endeavour acquisition            11,944,809    6,689,093           -            -
  Retirement of note payable        3,857,143    3,063,000           -            -
  Granted to employees                 47,428       36,000           -            -
  Warrants converted                  544,500      481,541           -            -
  Shares for property acquisition   2,825,000      483,035           -            -
                                   ------------------------------------------------
BALANCE, END OF PERIOD             39,423,037  $57,696,210  19,075,657  $45,935,125
                                   ================================================


(D)  OPERATIONS

     The Company's operations are carried on in the following geographic locations. The 2001 proforma numbers reflect the acquisition of Endeavour Resources Inc. as if it had occurred on January 1, 2001.



JUNE 30, 2002                                         US ($)     CANADA ($)    TOTAL ($)
Total assets                                        55,143,038   12,477,541   67,620,579
Gross revenue                                        3,561,327    1,158,198    4,719,525
Net earnings (loss)                                 (1,130,637)    (375,720)  (1,506,357)
Earnings (loss) per share                                 (.03)        (.01)        (.04)

JUNE 30, 2001 PRO-FORMA
Total assets                                        54,852,919   10,842,080   65,694,999
Gross revenue                                        5,326,219    2,058,579    7,384,798
Net income                                             665,330      441,393    1,106,723
Earnings per share                                         .02          .01          .03

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
Supplemental  Information
                                                                PERIOD FROM       PERIOD FROM
                                                               APRIL 1, 2002    JANUARY 1, 2002
                                                              TO JUNE 30, 2002  TO JUNE 30, 2002
                                                              ----------------  ----------------
Cash paid for interest                                                  39,783           349,161
Conversion of payables and other liabilities to common stock                 -         3,063,000
Oil and gas property acquired with common stock                        483,036
Purchase of Endeavour Resources Inc.:
  Current assets, net of cash acquired                                       -         1,334,569
  Oil and gas properties, net                                                -         9,855,041
  Office furniture and equipment, net                                        -            42,258
  Other assets                                                               -         1,062,033
  Liabilities                                                                -         5,667,243

(E)  RELATED  PARTY  TRANSACTION

     During the six month period ended June 30, 2002, legal expenses of $82,851.48 were paid to a firm for which one of the Directors is a Member.

     During the six month period ended June 30, 2002, the Company purchased a working interest in certain oil and gas properties from a third party for consideration of 2,825,000 common shares. Of these shares, 1,500,000 were directly issued to a former director of the Company to settle a third party debt between the vendor of the properties and the former director.

     The Canadian subsidiary, Aspen Endeavour Resources Inc. has contracted certain services from companies related by common management for general and administrative, land, development and exploration services. The total amount charged during the period ended June 30, 2002 total $231,676. As at June 30, 2002, $27,274 are due from these related parties and $131,377 are due to these related parties.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST SIX MONTHS FISCAL 2002 AND SIX MONTHS 2001

     During the six months ended June 30, 2002, Aspen Group had a net loss of $1,506,357 compared to net income of $665,330 during the first six months ended June 30, 2001. Earnings before interest, taxes, depreciation and other was $645,298 for the six months ended June 30, 2002 compared to $2,425,531 for the six months ended June 30, 2001. Gross revenues decreased to $4,719,525 during the six months ended June 30, 2002, a decrease of $606,694 or 11.4% compared to the same period in 2001. These decreases are a direct result of a decrease in commodity prices for the same period along with the record inclimate weather experienced in Kansas and Oklahoma during the six month period which decreased production in those specific areas.

     General and administrative expenses increased approximately 35.2% to $1,491,698 during the six months ended June 30, 2002. The increase reflects the expansion of staff related to the operation of the acquired oil and gas properties acquired in the year ended 2001 and the acquisition of Endeavour Resources Inc.

     Depreciation and depletion costs have increased by 31.6% to $1,665,333 which correlates to the overall increased production during the period as compared to the prior year.

     Interest and financing expenses have decreased due to the decline in interest rates.

FIRST  SIX  MONTHS  FISCAL  2002  AND  SIX  MONTHS  2001  (PROFORMA)

     The proforma information shown under Item 1(D) Operations for the six months ended June 30, 2001, reflects the acquisition of Endeavour Resources Inc. as if it had occurred on January 1, 2001. During the six months ended June 30, 2002 gross revenue and net income decreased to $4,719,525 and a loss of $1,506,357 ($.04 per share) compared to the proforma June 30, 2001 of $7,384,798 and a profit of $1,106,723 ($.03 per share). This is a direct result of a decrease in commodity prices for the same period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, Aspen Group has a working capital deficit of $2,916,267 compared to a working capital deficit of $4,828,747 at March 31, 2002 and $5,701,021 at December 31, 2001. Aspen Group intends to finance its development activities with cash flow, as well as with the proceeds from private placements, exercise of warrants, traditional bank debt and the sale of non-core assets. No assurance can be given that the Company will be successful in these efforts.

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

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company held its Annual and Special Meeting of Shareholders on May 31, 2002, for the purposes of a) appointing auditors and authorizing the directors to fix their remuneration; b) the election of seven directors; c) to approve the issuance of common shares or securities convertible into common shares during the ensuing twelve month period; d) to approve an amendment to the Stock Option Plan to increase the number of shares available for issuance; e) to approve the granting of specific stock options, which stock options, at the time of their original grant by the board of directors of the Corporation, resulted in the maximum number of options granted under said Plan to be exceeded; and f) to approve a resolution to re-price specific stock options granted under the Corporation's Stock Option Plan.


--------------------------------------------------------------------------------

a) The appointment of Lane Gorman Trubitt, L.L.P. as independent auditors was approved by the following vote:

----------     --------
Voted  For     Withheld
----------     --------
29,069,238     79,422
----------     ------

b) Of the original slate of nominees for directors as listed in the proxy statement, three nominees declined to stand for nomination prior to the meeting. An amended slate of directors was named and the following were elected as new members to the board with the following vote:

---------------------  --------------  --------
Name                    Voted  For     Withheld
---------------------  --------------  --------
Robert L. Calentine         9,645,483         0
---------------------  --------------  --------
Robert D. Cudney            9,645,483         0
---------------------  --------------  --------
James A. Unger              9,645,483         0
---------------------  --------------  --------

The following incumbent directors were re-elected with the following vote:

---------------------  --------------  --------
Name                     Voted  For    Withheld
---------------------  --------------  --------
Lenard  Briscoe             9,645,483         0
---------------------  --------------  --------
Wayne  T.  Egan             9,645,483         0
---------------------  --------------  --------
Randall  B.  Kahn           9,645,483         0
---------------------  --------------  --------
Jack  E.  Wheeler           9,645,483         0
---------------------  --------------  --------

c) The proposal to approve the issuance of common shares or securities convertible into common shares during the ensuing twelve month period was approved by the following vote:

----------     --------------     ---------
Voted  For     Voted  Against     Withheld
----------     --------------     ---------
20,955,353          2,018,193     6,175,114
----------     --------------     ---------

d) The proposal to approve an amendment to the Stock Option Plan was approved by the following vote:

----------     --------------     -----------------------     ---------
Voted  For     Voted  Against     Not  Eligible  to  Vote     Withheld
----------     --------------     -----------------------     ---------
20,376,280          2,597,266                           0     6,175,114
----------     --------------     -----------------------     ---------

e) The proposal to authorize, approve and ratify the granting of specific stock options was approved by the following vote:

----------     --------------     -----------------------     ---------
Voted  For     Voted  Against     Not  Eligible  to  Vote     Withheld
----------     --------------     -----------------------     ---------
20,423,375          2,550,171                           0     6,175,114
----------     --------------     -----------------------     ---------

The proposal to re-price specific stock options was approved by the following vote:

----------     --------------     -----------------------     ---------
Voted  For     Voted  Against     Not  Eligible  to  Vote     Withheld
----------     --------------     -----------------------     ---------
20,167,217          2,234,900                     571,429     6,175,114
----------     --------------     -----------------------     ---------

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


--------------------------------------------------------------------------------
                                                                          Page 9

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 13, 2002

                ASPEN GROUP RESOURCES CORPORATION
                (Registrant)


                 /s/ Jack E. Wheeler
                 Jack E. Wheeler
                 Chief Executive Officer



                 /s/ Allan J. Kent
                 Allan J. Kent
                 Chief Financial Officer



--------------------------------------------------------------------------------
                                                                         Page 10