Form 10QSB
period 2002-09-30
ASPEN GROUP RESOURCES CORP
filed 2002-12-16
CIK 1023947

_____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X        Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Quarterly Period ended September 30, 2002

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

Yes    X                            No __

As of December 13, 2002 there were 39,119,879 shares of the Registrant's Common Stock issued and 39,378,039 shares outstanding.

_____________________________________________________________________________________________

Page #

ASPEN GROUP RESOURCES CORPORATION

INDEX

      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of

September 30, 2002 (unaudited) and December 31, 2001 (audited)

3

Condensed Consolidated Statements of Operations for the

nine months ended September 30, 2002 and 2001 (unaudited)

4

Condensed Consolidated Statements of Cash Flows for the

nine months ended September 30, 2002 and 2001(unaudited)

5

Notes to Condensed Consolidated Financial Statements (unaudited)

6 - 8

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

9 - 10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

10 - 11

Item 3.     Defaults Upon Senior Securities

11

Item 4.     Submissions of Matters to a Vote of Security Holders

11 - 12

Item 5.     Other Information

12

Page #

PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASPEN GROUP RESOURCES CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2002 (Unaudited) (Expressed in US Dollars)

ASSETS

September 30, 2002 (Unaudited)		December 31, 2001 (Audited)
Current Assets:
Cash and cash equivalents	$8,550	$50,600
Accounts receivable	1,939,195	2,427,255
Advances to operators	67,490	-
Due from related companies	99,852	-
Materials and supplies inventory	330,930	475,327
Prepaid expenses	279,084	283,487
Total current assets		3,236,669

Proved Oil & Gas Properties (Full Cost Method)
Net of accumulated depletion of $17,304,124 (12/31/01 - $4,815,423)	54,289,575	49,638,972
Property and Equipment
Net of accumulated depreciation of $2,462,211 (12/31/01 - $2,249,246)	2,724,773	2,515,893
Other Assets
Notes receivable	-	100,000
Note receivable – related party	-	125,000
Non-marketable security	-	236,119
Deposits and other assets	55,266	214,378
Investments and advances	332,528	-

Total Assets	$60,127,243	$56,067,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,227,834	$2,854,180
Accrued expenses	49,686	263,433
	4,277,520	3,117,613
Current maturities of long-term debt	3,550,064	5,820,077
Total current liabilities	7,827,584	8,937,690

Long-Term Debt, less Current Maturities	15,175,929	12,848,399
Provision for Site Restoration	253,524	-
Deferred Income Taxes	678,271	-
Total Liabilities	23,935,308	21,786,089

Stockholders’ Equity:
Preferred stock, no par value, authorized-unlimited, issued-none Common stock, no par value, authorized-unlimited, Issued – 39,378,039 shares (2001 – 20,204,157 shares)	57,652,810	46,943,541
Less subscriptions for 122,535 shares	(214,436)	(214,436)
Warrants and beneficial conversion feature	823,695	1,305,236
Accumulated deficit	(22,070,134)	(13,753,399)
Total stockholders' equity	36,191,935	34,280,942

Total Liabilities and Stockholders' Equity	$60,127,243	$56,067,031

See accompanying notes to these Condensed Consolidated Financial Statements

Page #

ASPEN GROUP RESOURCES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Expressed in US Dollars)

Period from July 1, 2002 to Sept 30, 2002 (Unaudited)		Period from July 1, 2001 to Sept 30, 2001 (Unaudited)	Period from January 1, 2002 to Sept 30, 2002 (Unaudited)	Period from January 1, 2001 to Sept 30, 2001 (Unaudited)
REVENUE:
Oil and gas sales	$1,339,909	$1,978,957	$5,621,650	$6,811,342
Product and service revenues	202,388	353,120	640,172	846,954
Total revenue	1,542,297	2,332,077	6,261,822	7,658,296

EXPENSES:
Oil and gas production	1,090,067	719,133	3,228,858	2,162,668
Operating expenses	193,647	307,919	637,385	661,734
General and administrative	1,034,997	480,656	2,526,695	1,583,994
Depreciation and depletion	5,292,727	642,519	6,958,060	1,908,361
Total expenses	7,611,438	2,150,227	13,350,998	6,316,757

EARNINGS (LOSS) FROM OPERATIONS	(6,069,141)	181,850	(7,089,176)	1,341,539

OTHER
Interest and financing expense	(239,826)	(258,290)	(682,569)	(786,906)
Provision for write down of investments	(436,903)	-	(657,985)	-
Other	-	222	-	34,479

EARNINGS (LOSS) BEFORE INCOME TAXES	(6,745,870)	(76,218)	(8,429,730)	589,112

Income Tax Benefit (Expense)	(64,636)	-	112,867	-

NET EARNINGS (LOSS)	$(6,810,506)	$(76,218)	$(8,316,863)	$589,112

NET EARNINGS (LOSS) PER SHARE	$(0.17)	$0.00	$(0.22)	$0.03

WEIGHTED AVERAGE SHARES	39,375,889	19,293,553	37,121,263	19,293,553

See accompanying notes to these Condensed Consolidated Financial Statements

Page #

ASPEN GROUP RESOURCES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Expressed in US Dollars)
Period from July 1 2002 to Sept 30, 2002		Period from July 1, 2001 to Sept 30, 2001	Period from January 1, 2002 to Sept 30, 2002	Period from January 1, 2001 to Sept 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,810,506)	$(76,218)	$(8,316,863)	$589,112
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	64,636	-	(112,867)	-
Depreciation and depletion	5,283,819	642,520	6,927,967	1,908,544
Site restoration	8,908	-	30,093	-
Provision for write down of investment	436,903	-	657,985	-
Minority interest	-	(222)	-	(222)
Common stock and warrants issued for services and other expenses	(22,286)	-	13,714	66,500
Cash flow from operations	(1,038,526)	566,080	(799,971)	2,563,934
Change in assets and liabilities net of effects from:
Accounts receivable	955,807	113,520	1,501,695	1,082,624
Materials and supplies inventory	-	(12,895)	(4,871)	177
Accounts payable and accrued liabilities	2,923,098	469,103	1,034,131	1,441,600
Prepaid expenses	134,737	-	(130,577)	(43,030)
Other	98,273	-	-	(165,161)
Net cash provided by operating activities	3,073,389	1,135,808	1,600,407	4,880,144
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock and exercise of warrants	-	-	-	1,845,000
Retirement of common stock	-	-	-	200,000
Cash acquired in acquisition	-	-	8,540	-
Costs related to sale of stock and issuance of notes	-	-	(43,695)	(614,913)
Issuance of notes payable and long-term debt	502,726	634,733	502,726	3,634,763
Repayment of notes payable and long-term debt	(3,810,787)	(30,000)	(1,537,376)	(214,433)
Advances from related parties	-	-	-	200,000
Net cash provided (used) by financing activities	(3,308,061)	604,733	(1,069,805)	5,050,417
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of United Cementing & Acid Co. Inc.	-	-	-	(1,250,000)
Issuance of notes receivable – related party	-	-	-	(125,000)
Issuance of notes receivable	-	-	-	(303,000)
Proceeds from sale of oil and gas properties	1,299,423	-	1,500,537	(33,311)
Oil and gas properties purchased	-	(1,454,717)	-	(5,374,770)
Other assets	-	-	(50,950)	-
Exploration and development cost capitalized	(598,538)	(822,405)	(1,447,848)	(2,644,240)
Acquisitions of office furniture and equipment	-	(116,593)	-	52,646
Acquisition of property and equipment	(490,291)	-	(490,291)	(396,373)
Net cash provided (used) by investing activities	210,594	(2,393,715)	(488,552)	(10,074,048)
NET INCREASE (DECREASE)	(24,078)	(653,174)	(42,050)	(143,487)
Cash and cash equivalents - Beginning of period	32,628	907,794	50,600	398,107
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,550	$254,620	$8,550	$254,620

SUPPLEMENTAL INFORMATION (see note 4D)

See accompanying notes to these Condensed Consolidated Financial Statements

Page #

ASPEN GROUP RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(Expressed in U.S. Dollars)

(A) Nature of Business and Basis of Preparation and Presentation

Nature of Business

Aspen Group Resources Corporation’s primary business focus is to build value through the development of its existing producing oil and gas properties by conducting an active exploitation program on these properties and pursuing the acquisition, development, and exploitation of oil and gas properties in both the United States and Canada that offer the potential for increased production while continuing to control cost.

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

Acquisition of Aspen Endeavour Resources Inc. (formerly Endeavour Resources Inc.)

On March 6, 2002 the Company completed the acquisition of 100% of Endeavour Resources Inc. ("Endeavour") in exchange for 11,944,809 common shares of the Company together with share purchase warrants to purchase an additional 5,972,403 common shares of the Company.  Each whole share purchase warrant entitled the holder to purchase one common share of the Company at a price of $1.25 until September 30, 2002, or $1.75 thereafter until June 30, 2003. No share purchase warrants have been exercised at September 30, 2002.  In addition, the Company acquired common share purchase warrants of Endeavour entitling the holder to acquire approximately 3,750,000 additional shares of Endeavour common stock.  In exchange for these warrants, the Company issued 890,625 Class B common share purchase warrants (Class B Warrants), each whole Class B Warrant entitling the holder to purchase one share of the common stock of the Company at a price of $1.33 per share.  No Class B Warrants were exercised and they expired on June 28, 2002.  Endeavour is a Calgary based oil and gas company actively engaged in the exploration and development of oil and natural gas in Western Canada and Southern United States.

Aspen acquired Endeavour in order to increase its oil and gas production, and to acquire the potential of the oil and gas production in Canada.  Aspen’s management views the acquisition of Endeavour as an opportunity to acquire competent and experienced management personnel in Canada, along with access to the Canadian market place through increased market recognition from the Canadian oil and gas properties of Endeavour.

On June 7, 2002, Endeavour received a Certificate of Amendment changing its name to Aspen Endeavour Resources Inc.

Page #

(B) Earnings per Share

Diluted earnings per share for the nine month period ending September 30, 2002 and 2001 are the same as basic earnings per share because the exercise of potentially dilutive securities would not have an effect.

(C) Common Stock Issued

        2002

2001

Number of

Number of

Shares

Amount

Shares

Amount

Balance, beginning of period

20,204,157

$ 46,943,541

19,075,657

$ 45,935,125

Transactions during the period

Aspen Endeavour acquisition

11,944,809

6,689,093

-

-

Retirement of note payable

3,857,143

3,063,000

-

-

Granted to employees

47,428

36,000

-

-

Warrants converted

544,500

481,541

-

-

Shares for property acquisition

      2,825,000

483,035

-

-

Shares for services (returned)

(44,998)

(43,400)

-

-

Balance, end of period

39,378,039

$ 57,652,810

19,075,657

$ 45,935,125

(D) Operations

The Company's operations for the nine month periods are carried on in the following geographic locations.  The 2001 proforma numbers reflect the acquisition of Aspen Endeavour Resources Inc. as if it had occurred on January 1, 2001.

September 30, 2002

US ($)

Canada (US$)

Total ($)

Total assets

48,666,800

11,460,443

60,127,243

Gross revenue

4,443,483

1,818,339

6,261,822

Net earnings (loss)

(9,258,490)

(1,058,373)

(8,316,863)

Earnings (loss) per share

(.25)

(.03)

(.28)

September 30, 2001 Pro-forma

Total assets

56,255,218

11,505,031

67,760,249

Gross revenue

7,606,714

2,495,647

10,102,361

Net income

936,052

(218,609)

717,443

Earnings per share

.03

(.01)

.02

Condensed Consolidated Statements of Cash Flows

Supplemental Information

Period from

Period from

July 1, 2002

January 1, 2002

to September 30, 2002

to September 30, 2002

Cash paid for interest

333,408

682,569

Conversion of payables and other liabilities to common stock

-

3,063,000

Oil and gas property acquired with common stock

-

483,036

Purchase of Aspen Endeavour Resources Inc.:

Current assets, net of cash acquired

-

1,334,569

Oil and gas properties, net

-

9,855,041

Office furniture and equipment, net

-

42,258

Other assets

-

1,062,033

Liabilities

-

5,667,243

Page #

(E) Related Party Transactions

1.

In May 2002, the Company closed on an acquisition of real property and certain oil and gas properties in the United States.  This transaction involved 2 former directors and the former CEO of the Company and is described as follows:

a)

In July of 2000, the Company agreed to acquire real property from one of the former directors for 2 million unregistered shares of the Company.  Upon closing in May 2002, the Company reflected the asset in the financial statements as Property and Equipment and assumed a mortgage payable by the former director on this property of $265,000 which has been reflected in the financial statements as part of the long-term debt (as the transaction had not closed, neither the asset nor the corresponding liabilities were reflected in the financial statements).   All operating expenses and mortgage payments related to this property during the period prior to closing were the responsibility of the Company and were expensed in the current periods as operating and general and administrative expenses.  In November of 2001 a cash payment of $100,000 was paid to the former director by a third party on behalf of the Company.

b)

On December 31, 2001 the Company acquired through a third party, certain oil and gas assets owned by the former CEO of the Company.  As the transaction had not closed, neither the asset nor the corresponding liability was reflected in the financial statements as at December 31, 2001.  The cost of the acquisition included a $500,000 promissory note bearing interest at 8% per annum payable in 60 instalments commencing April 1, 2002 to a second former director.  All revenue and expenses were recorded in the accounts of the Company commencing January 1, 2002.

On May 21, 2002, the transaction closed with the cancellation of a note receivable from a third party in the amount of $200,000 and the issuance of 2.825 million shares from treasury of the Company to the third party, which in turn forwarded 1.5 million of these shares to the former director.

a)

On September 29, 2002, the former CEO returned the oil and gas properties to the second former director who held the promissory note on the transaction outlined in (b) above.  This director assumed a $100,000 bank loan payable on behalf of the Company and forgave the $500,000 promissory note payable along with accrued interest.

1.

During the nine month period ended September 30, 2002, legal expenses of $88,824 were paid or accrued to a firm for which one of the Directors is a member.

2.

The Canadian subsidiary, Aspen Endeavour Resources Inc. has contracted certain services from companies related by common management for general and administrative, land, development and exploration services.  The total amount charged for certain services during the period ended June 30, 2002 totalled $231,676.  No amounts were charged during the third quarter.

The Canadian subsidiary receives certain gas revenues in the normal course of business, from properties operated by a company related by common management.  As at September 30, 2002 the amount of $7,076 (Cdn $11,221) was due from this related party for accrued revenues.

4.

On September 30, 2002 the Company owned 26,365,982 common shares or 32.5% of the outstanding shares of Cubacan Exploration Inc.  During the third quarter, the investment in these shares was written down by $436,903 net of income taxes to $332,528 (Cdn $527,320) being the market value of the shares at September 30, 2002.  As at September 30, 2002, Cubacan owed the Company $92,776 (Cdn $147,123) for cash advances.

5.

In November 2001, the Board of Directors approved a 2.5% and a 1.0% overriding royalty on all of the Company's US production as executive compensation for the Chief Executive Officer and President respectively.   In 2002, these overriding royalties have been reassigned back to the Company.

Page #

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Nine Months Fiscal 2002 and Nine Months 2001

During the nine months ended September 30, 2002, Aspen Group had a net loss of $8,316,863 compared to net income of $589,112 during the nine months ended September 30, 2001.  Losses before interest, taxes, depreciation and other was $131,116 for the nine months ended September 30, 2002 compared to $3,249,900 earnings for the nine months ended September 30, 2001.

Gross revenues decreased to $6,261,822 during the nine months ended September 30, 2002, a decrease of $1,396,474 compared to the same period in 2001.  The decrease in gross revenues is mostly attributable to a revenue accrual adjustment of $765,775 from prior interim periods, a one time charge from a statement of claim which was filed against the Company in the amount of $92,000 for unaccrued and unpaid royalties, and a decrease in commodity prices and production.

General and administrative expenses increased approximately 59.5% to $2,592,695 during the nine months ended September 30, 2002.  The increase reflects executive bonuses of $25,000 and $175,000 which were paid in January and May 2002 respectively.  The prior management's practice was to amortize these bonuses monthly over the remaining balance of the year.   The current management has expensed the remaining unamortized portion as at September 30, 2002 of $71,945 in this current quarter.  Also included in this increase is the settlement of a lawsuit amounting to $217,500 which was filed against the Company and previous CEO (see Part II – Item 1 – Legal Proceedings – Clause 1).   Additional increases were also attributable to the expansion of staff in the first quarter related to the operation of the additional oil and gas properties acquired in 2001 and the acquisition of Aspen Endeavour Resources Inc.

Depreciation and depletion costs have increased to $6,958,060 from $1,908,361.  The increase of $5,049,699 is mostly attributable to a ceiling test write-down adjustment of $4,550,000 taken in this third quarter.  Due to the decrease of the market price of natural gas since December 2001, a write-down of $2,513,000 was required this quarter.  In addition, in November 2001, the directors approved an overriding royalty payable to the previous CEO and President totaling 3.5% on all current and future production of the Company's U.S. operations.  The December 31, 2001 independent engineering report did not reflect this 3.5 % reduction of reserves.  As well, the Company had purchased from the previous CEO, certain oil and gas properties which were recorded in the independent engineering report, but the purchase was not recorded in the Company's books until May 2002.   If these amounts had been  recorded in the Company's records at December 31 2001, the Company would have taken a $2,037,000 (per share $0.11) write-down of its oil and gas properties, thereby increasing its loss to $2,906,198 ($0.15 per share) for the six months ended December 31, 2001.  Subsequent to the balance sheet date, the above mentioned overriding royalties have been reassigned back to the Company.

Interest and financing expenses have decreased due to the decline in interest rates.

Nine Months Fiscal 2002 and Nine Months 2001 (Proforma)

The proforma information shown under Item 1(D) Operations for the nine months ended September 30, 2001, reflects the acquisition of Aspen Endeavour Resources Inc. as if it had occurred on January 1, 2001.  During the nine months ended September 30, 2002, gross revenue decreased to $6,261,822 resulting in a net loss of $8,316,863 ($.22 per share) compared to the proforma September 30, 2001 of $10,102,361 and a net income of $717,443 ($.02 per share).  This is a direct result of a decrease in gross revenues for the same period and an increase in general and administrative costs as outlined above.

Liquidity and Capital Resources

As of September 30, 2002, Aspen Group has a working capital deficit of $5,102,483 compared to a working capital deficit of $2,916,267 at June 30, 2002 and $5,701,021 at December 31, 2001.  Aspen Group intends to finance its development activities with cash flow, as well as with the proceeds from private placements, exercise of warrants, traditional bank debt and the sale of non-core assets.  No assurance can be given that the Company will be successful in these efforts.

Page #

As at September 30, 2002, Aspen Group has bank production loans payable in both wholly owned subsidiaries, Aspen Endeavour Resources Inc. (Canada) and Aspen Energy Group Inc. (US).  Details are as follows:

	Canada $	US $
Aspen Endeavour Resources Inc. Bank Loan

Demand non-revolving $2,600,000 production loan, repayable in equal monthly installments of $125,000 commencing June 1, 2002	2,100,000	1,324,260
Demand revolving $2,300,000 production loan, repayable in equal monthly installments of $125,000 commencing January 1, 2004	2,300,000	1,450,380
	4,400,000	2,774,640
Less – current portion	1,500,000	945,900

	2,900,000	1,828,740
Aspen Energy Group Inc. Bank Loan

Demand non-revolving production loan		15,017,957
Less – current portion		2,400,000
		12,617,957

Other		933,396
Less – current portion		204,164
		729,232

		15,175,929

The Aspen Endeavour Resources loans bear interest at prime plus 0.75% and are secured by a $5 million fixed and floating charge debenture covering the various Canadian petroleum and natural gas leases.  Aspen Endeavour is in compliance with all banking requirements.

On October 4, 2002, Aspen Energy Group Inc. was notified that it was in default of the US Banking Credit Agreement for the quarterly period ending June 30, 2002.  Management is currently in negotiations with the US banker to remedy these defaults.

The Board of Directors has retained independent financial consultants to review the financial records of the Company, particularly the disclosure of related party transactions.  The board has also appointed a special committee to work with the financial consultants.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Bruce J. Scambler and JMEKS, Inc. vs. Jack E. Wheeler, Crown Partners, LLC Minerals Division, Aspen Group Resources Corporation, Inc., and Cotton Valley Resources Corporation; Case No. CJ-2000-6912-62; D.C. Oklahoma County; Petition filed 9/20/00.

1.

The Company was named as a defendant in an action September 2000 whereby a former officer of the Company alleged a breach of a Settlement and Release Agreement.  The Company was unsuccessful in defending this action and a judgment in the amount of $385,000 plus estimated interest and legal fees of $50,000 was granted against the Company and the former CEO.  The Company is jointly and severally liable along with the CEO for this amount.  Of this amount, the Company has made a provision for 50% or $217,500, which has been recorded as a payable at September 30, 2002 and written off to income as general and administrative expense in the third quarter.

Duke Energy Trading and Marketing, LLC vs. Aspen Group Resources Corporation; Case No. 2002-02095; D.C. Harris County, Texas; Petition filed 1/18/02.

2.

The Company was named as a defendant in an action January 2002 whereby the Company allegedly executed a written Guaranty in October 2000, on behalf of a corporation that the Company was in the midst of merger negotiations, to a third party guaranteeing a potential liability up to $2,300,000.  The Company claims that since the merger negotiations never came to fruition, that the Guaranty was cancelled and there is no liability to the Company.  The outcome of the above is undeterminable.

615436 Alberta Ltd. vs. Aspen Endeavour Resources Inc.; Action No. 0201-17345; Court of Queen's Bench of Alberta, Judicial District of Calgary; Petition filed 10/12/02.

3.

A wholly owned subsidiary of the Company was named as a defendant in an action commenced October 2002 whereby a company controlled by an officer of the Company claims that it is owed for a promissory note signed by the Canadian subsidiary of the Company in October 1994 in the amount of Cdn $250,000 plus interest.  The Company is defending this action as it believes it is not a liability of the Company and therefore, no liability has been accrued in these financial statements.

Jeffrey Chad and Riechad Incorporated vs. Aspen Endeavour Resources Inc.; Action No. 0201-17493; Court of Queen's Bench of Alberta, Judicial District of Calgary; Petition filed on 10/16/02.

4.

A wholly owned subsidiary of the Company was named as a defendant in an action commenced October 2002, whereby an officer of the Company claims it is owed the sum of Cdn $440,000 pursuant to a suspension and redefinition of his consulting agreement.  The Company is defending this action and is currently in negotiations with the officer to release this claim.  No liability has been accrued in these financial statements for this amount.

The Company and its subsidiaries, through the performance of its operations in the normal course, are sometimes named as defendants in litigation.  The nature of these claims is related to disputes arising from services provided by outside contractors or for delinquent payments.  The Company does not expect that the results of any of these proceedings will have a material adverse effect on the Company’s financial position

Subsequent to the end of the third quarter, on October 1, 2002 the former Chairman and CEO resigned his position as an officer and a director under certain terms and conditions, which include the payment of various amounts.  The Company does not believe any amounts are due, and has not accrued any liability in the financial statements at September 30, 2002.

Item 3.  Defaults Upon Senior Securities

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources above, the Company is negotiating with its primary lender in an attempt to remedy a default under its credit agreement.

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

Voted For	Withheld
29,069,238	79,422

b) Of the original slate of nominees for directors as listed in the proxy statement, three nominees declined to stand for nomination prior to the meeting.  An amended slate of directors was named and the following were elected as new members to the board with the following vote:

Name	Voted For	Withheld
Robert L. Calentine	9,645,483	0
Robert D. Cudney	9,645,483	0
James A. Unger	9,645,483	0

Page #

The following incumbent directors were re-elected  with the following vote:

Name	Voted For	Withheld
Lenard Briscoe	9,645,483	0
Wayne T. Egan	9,645,483	0
Randall B. Kahn	9,645,483	0
Jack E. Wheeler	9,645,483	0

c) The proposal to approve the issuance of common shares or securities convertible into common shares during the ensuing twelve month period was approved by the following vote:

Voted For	Voted Against	Withheld
20,955,353	2,018,193	6,175,114

d) The proposal to approve an amendment to the Stock Option Plan was approved by the following vote:

Voted For	Voted Against	Not Eligible to Vote	Withheld
20,376,280	2,597,266	0	6,175,114

e) The proposal to authorize, approve and ratify the granting of specific stock options was approved by the following vote:

Voted For	Voted Against	Not Eligible to Vote	Withheld
20,423,375	2,550,171	0	6,175,114

The proposal to re-price specific stock options was approved by the following vote:

Voted For	Voted Against	Not Eligible to Vote	Withheld
20,167,217	2,234,900	571,429	6,175,114

Since the Annual Meeting of May 31, 2002, Jack Wheeler resigned effective October 1, 2002 as an Officer and a Director of the Company and Lenard Briscoe resigned effective November 12, 2002 as a Director of the Company.   The vacancies created by such resignations have not been filled other than the appointment of Robert Calentine as interim Chief Executive Officer.

Item 5.  Other Information

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements in this filing, and elsewhere (such as in other filings by Aspen Group Resources with the Commission, press releases, presentations by Aspen Group Resources Corporation or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Aspen Group Resources Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, (i) significant variability in Aspen Group’s quarterly revenues and results of operations as a result of variations in the Aspen Group's production in a particular quarter while a significant percentage of its operating expenses are fixed in advance, (ii) changes in the prices of oil and gas, (iii) Aspen Group's ability to obtain capital and (iv) other risk factors commonly faced by small oil and gas companies.

Page #